Form 10-Q
period 2021-03-31
Virios Therapeutics, Inc.
filed 2021-05-14
CIK 1818844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-39811

Virios Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	85-4314201
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

44 Milton Avenue

Alpharetta, GA 30009

(Address of Principal Executive Offices)

(866) 620-8655

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ⌧    No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ⌧    No   ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	☒	Smaller reporting company	☒	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ◻    No  ⌧

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol	Name of Exchange on which registered
Common Stock, par value $0.0001 per share	VIRI	Nasdaq Capital Market

As of May 12, 2021, there were 8,330,390 of the registrant’s common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

VIRIOS THERAPEUTICS, INC.

Condensed Balance Sheets

(Unaudited)

	March 31,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash	$24,585,560	$29,795,366
Prepaid expenses and other current assets	3,688,977	1,677,365
Total current assets	28,274,537	31,472,731
Total assets	$28,274,537	$31,472,731
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$614,659	$368,905
Accrued expenses	552,635	784,104
Accrued salaries	—	378,833
Total current liabilities	1,167,294	1,531,842

Total liabilities	1,167,294	1,531,842
Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock, $0.0001 par value; 43,000,000 shares authorized, 8,330,390 and 8,305,075 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	833	830
Preferred stock, $0.0001 par value; 2,000,000 shares authorized, no shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Additional paid-in capital	58,127,548	57,905,164
Accumulated deficit	(31,021,138)	(27,965,105)
Total stockholders' equity	27,107,243	29,940,889
Total liabilities and stockholders' equity	$28,274,537	$31,472,731

The accompanying notes are an integral part of these condensed financial statements.

VIRIOS THERAPEUTICS, INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Revenue	$—	$—

Operating expenses:
Research and development	1,706,957	30,539
General and administrative expenses	1,350,476	352,014
Total operating expenses	3,057,433	382,553

Loss from operations	(3,057,433)	(382,553)

Other income (expense):
Interest income (expense), net	1,400	(84,000)
Total other income (expense)	1,400	(84,000)

Loss before income taxes	(3,056,033)	(466,553)
Income tax provision (benefit)	—	—

Net loss	$(3,056,033)	$(466,553)
Basic and diluted net loss per share (1)	$(0.37)	$(0.10)
Weighted average number of shares outstanding – basic and diluted (1)	8,326,010	4,832,494

(1)	The net loss per share and weighted average shares outstanding for March 31, 2020 have been computed to reflect the corporate conversion that occurred on December 16, 2020 prior to the Company’s initial public offering (the “IPO”).

The accompanying notes are an integral part of these condensed financial statements.

VIRIOS THERAPEUTICS, INC.

Condensed Statements of Changes of Members’ Deficit/Shareholders’ Equity

(Unaudited)

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Par	Paid-In Capital	Deficit	Equity
Balance, December 31, 2020	8,305,075	$830	$57,905,164	$(27,965,105)	$29,940,889
Share-based compensation expense	—	—	24,825	—	24,825
Exercise of warrants	25,315	3	197,559	—	197,562
Net loss	—	—	—	(3,056,033)	(3,056,033)
Balance, March 31, 2021	8,330,390	$833	$58,127,548	$(31,021,138)	$27,107,243

	Voting	Non-voting		Total
	Member’s	Members'	Accumulated	Members’
	Interests	Interests	Deficit	Deficit
Balance, December 31, 2019	$—	$12,601,201	$(17,618,710)	$(5,017,509)
Net loss	—	—	(466,553)	(466,553)
Balance, March 31, 2020	—	12,601,201	(18,085,263)	(5,484,062)

The accompanying notes are an integral part of these condensed financial statements.

VIRIOS THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(3,056,033)	$(466,553)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of issuance costs	—	10,623
Provision for uncollectable receivables	—	100
Share-based compensation expense	24,825	—
Changes in operating assets and liabilities:
Increase in prepaid expenses and other current assets	(2,011,612)	(6,404)
Increase in accounts payable	530,803	73,848
(Decrease) increase in accrued expenses	(221,352)	81,840
(Decrease) increase in accrued salaries	(378,833)	29,167
Net cash used in operating activities	(5,112,202)	(277,379)
Cash flows from financing activities
Proceeds from issuance of convertible promissory notes	—	1,162,500
Proceeds from the exercise of warrants	197,562	—
Payment of offering costs for initial public offering	(295,166)	—
Net cash (used in) provided by financing activities	(97,604)	1,162,500
Net (decrease) increase in cash	(5,209,806)	885,121
Cash, beginning of period	29,795,366	309,384
Cash, end of period	$24,585,560	$1,194,505

Supplemental disclosure of non-cash financing transactions:
Accrued deferred issuance costs	$—	$29,214
Public offering costs included in accounts payable and accrued expenses	$—	$35,000

The accompanying notes are an integral part of these condensed financial statements.

VIRIOS THERAPEUTICS, INC.

Notes to Condensed Financial Statements

(Unaudited)

1Organization and Nature of Business

Virios Therapeutics, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on December 16, 2020 through a corporate conversion (the “Corporate Conversion”) just prior to the Company’s initial public offering (“IPO”). The Company was originally formed on February 28, 2012 as a limited liability company under the laws of the State of Alabama as Innovative Med Concepts, LLC. On July 23, 2020, the Company changed its name from Innovative Med Concepts, LLC to Virios Therapeutics, LLC.

The Company operates in one segment as a pre-revenue, clinical-stage biotechnology company focused on advancing novel antiviral therapies to treat diseases associated with a viral triggered abnormal immune response. The Company is developing its initial candidate, IMC-1, for people who are suffering from fibromyalgia. Research has shown that Herpes Simplex Virus-1 (“HSV-1”) could be a potential root cause of fibromyalgia (“FM”). IMC-1 is a novel, proprietary, fixed dose combination of famciclovir and celecoxib, both of which are approved FDA drugs for other indications. IMC-1 combines these two specific mechanisms of action purposely designed to inhibit HSV-1 activation and replication, thereby keeping HSV-1 in a latent or dormant state. The famciclovir component of IMC-1 inhibits viral DNA replication, thus inhibiting upregulation of the HSV-1 virus. The celecoxib component of IMC-1 inhibits cyclooxegenase-2 (“COX-2”) enzymes used by HSV-1 to amplify or accelerate its own replication. IMC-1’s synergistic antiviral mechanism represents a first-in-class medicine designed specifically to inhibit both HSV-1 activation and subsequent HSV-1 replication, with the goal of keeping tissue resident HSV-1 tissue in a latent state.

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

For the three months ended March 31, 2021 and 2020, the Company incurred net losses of $3,056,033 and $466,553, respectively, and had net cash flows used in operating activities of $5,112,202 and $277,379, respectively. As of March 31, 2021, the Company had an accumulated deficit of approximately $31.0 million and is expected to incur losses in the future as it continues its development activities. Since its inception, the Company has funded its losses primarily through issuance of members’ interests, convertible debt instruments and issuance of equity securities.

As of the date these financial statements are issued, management believes that the net proceeds from the Company’s IPO in December 2020 and the current cash are sufficient to fund operations and capital requirements for at least the next 12 months. The Company will need to raise additional capital to complete clinical development of and to commercially develop its product candidates. There is no assurance that such financing will be available when needed or on acceptable terms. The financial statements do not include any adjustments to reflect this uncertainty.

2Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed interim financial statements are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the U.S. Securites and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and accompanying notes as found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC. In the opinion of management, the unaudited condensed interim financial statements reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. The December 31, 2020 balance sheet included herein was derived from the audited financial statements, but does not include all disclosures, including notes, required by U.S. GAAP for complete financial statements. Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

Basic and Diluted Net Income (Loss) per Share

Basic net loss per common share (“EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted EPS reflects potential dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if all potential common shares had been issued and were dilutive. However, potentially dilutive securities are excluded from the computation of diluted EPS to the extent that their effect is anti-dilutive. For the three months ended March 31, 2021, the Company had 874,397 options and 172,500 warrants to purchase common shares outstanding that were anti-dilutive. There were no anti-dilutive securities outstanding for the three months ended March 31, 2020, as the Company was a LLC at that time.

EPS and weighted-average shares outstanding for the three month period ending March 31, 2020 have been computed to give effect to the Corporate Conversion that occurred December 16, 2020 prior to the Company’s initial public offering.  In conjunction with the Corporate Conversion, all of the Company’s outstanding members’ equity automatically converted into shares of common stock, based on the relative rights of the Company's pre-IPO equity holders.

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it is (i) no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided by the JOBS Act. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Subsequent Events

The Company’s management reviewed all material events through the date that the financial statements were issued for subsequent event disclosure consideration and determined there were none.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, " Income Taxes (ASC 740): Simplifying the Accounting for Income Taxes." The standard eliminates the need for an organization to analyze whether the following apply in a given period: (1) the exception to the incremental approach for intraperiod tax allocation; (2) the exceptions to accounting for basis differences when there are ownership changes in foreign investments; and (3) the exception in interim periods income tax accounting for year-to-date losses that exceed anticipated losses. The ASU also is designed to improve financial statement preparers’ application of income tax-related guidance and simplify U.S. GAAP for (1) franchise taxes that are partially based on income, (2) transactions with a government that result in a step-up in the tax basis of goodwill, (3) separate financial statements of legal entities that are not subject to tax, (4) enacted changes in tax laws in interim periods and (5) certain income tax accounting for employee stock ownership plans and affordable housing projects. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. The Company is still evaluating the impacts the ASU will have on its financial statements.

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

3	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2021	2020
Prepaid insurance	$1,206,366	$1,586,042
Prepaid clinical research costs	2,178,854	85,270
Prepaid investigator meeting expenses	253,582	—
Prepaid services	50,175	5,729
Miscellaneous receivables	—	324
	$3,688,977	$1,677,365

4License Agreement

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

5Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2021	2020
Accrued compensation	$226,930	$573,479
Accrued interest on preferred members’ interests	188,085	188,085
Accrued contract research and manufacturing costs	44,188	—
Other	93,432	22,540
	$552,635	$784,104

6Convertible Promissory Notes, Net

On March 31, 2020, the Company completed and closed its first round of its fifth offering subscription for the issuance of convertible promissory notes for convertible preferred membership interests (“Notes”) and received $1,162,500 which increased the aggregate Notes to $4,837,500 as of March 31, 2020. Notes matured and converted into membersip interests prior to or in conjunction with the Corporate Conversion, at which time all of the Company’s outstanding membership interests converted into shares of common stock.

The Notes bore interest at 8% per annum, with a maximum term of 18 months. The Notes were unsecured obligations and did not contain any financial covenants or restrictions on the payments to members, the incurrence of indebtedness, or the issuance or repurchase of securities by the Company.

The Company recognized interest expense related to the Notes as follows:

	Three Months Ended
	March 31,
	2021	2020
Fourth offering	$—	$73,192
Fifth offering	—	—
	$—	$73,192

7Members’ Deficit

At March 31, 2020, the Company was authorized to issue two classes of membership interests, voting and non-voting. Dr. William Pridgen, the Founder, held the only voting membership interest of the Company. There was no value assigned to voting membership interest on the balance sheet as of March 31, 2020, as the Founder’s membership interest was granted for contributed patents that were not assigned a value under U.S. GAAP.

In conjunction with the Corporate Conversion, all of the Company’s outstanding membership interests converted into shares of common stock.

8Stockholders’ Equity

The Company’s certificate of incorporation, adopted on December 16, 2020, authorizes the issuance of two classes of stock: 43,000,000 shares of common stock and 2,000,000 shares of preferred stock, each with a par value of $0.0001 per share.

9Related Parties

The Company uses Gendreau Consulting, LLC, a consulting firm, for drug development, clinical trial design, and planning, implementation and execution of contracted activities with the clinical research organization. The managing member of the firm is also the Company’s Chief Medical Officer (“CMO”) effective January 1, 2021. The Company will continue to contract the services of the CMO’s spouse through the firm to perform certain activities in connection with its upcoming clinical trial in FM. The Company paid the firm $64,466 and $450 during three months ended March 31, 2021 and 2020, respectively, and had accounts payable of $7,916 and $25,150 to the firm as of March 31, 2021 and December 31, 2020, respectively.

10Commitments and Contingencies

Litigation and Other

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. At March 31, 2021 and December 31, 2020, the Company did not have any pending legal actions.

Employment Agreement and Deferred Compensation Plan

On February 1, 2021, the Company entered into an employment agreement with its new Director of Clinical Operations (the “Director”). Per the terms of the agreement and upon the establishment of a bonus program approved by the Board, the Director is entitled to receive a cash bonus with a target amount of no less than 20% of the then-current base salary. The bonus is subject to achievement of annual bonus metrics set by the Board. The term of the agreement will continue in effect until notice is provided for termination by either party. If the termination of the agreement is related to a change of control, the Director is entitled to receive a change of control termination payment equal to 50% of the then-current base salary and 50% of the bonus for the year in which the termination occurs.

11Share-based compensation

Equity Incentive Plan

Effective upon the closing of the Company’s IPO on December 21, 2020, the Company’s 2020 Equity Incentive Plan (the “Plan”) became effective. As of March 31, 2021, 230,603 shares were available for future grants and outstanding options to purchase common shares were as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(Years)
Outstanding at December 31, 2020	519,163	$10.00	9.98
Granted	62,734	7.26	—
Outstanding at March 31, 2021	581,897	$9.70	9.74
Exercisable at March 31, 2021	519,163	$10.00	9.73

As of March 31, 2021 the aggregate intrinsic value of options outstanding was $0.

During the three months ended March 31, 2021, the Company granted to employees, pursuant to their individual employment agreements, 62,734 options to purchase the Company’s Common Stock with an average exercise price of $7.26 per share, a contractual term of 10 years and a vesting period of 33.333% after one year and 66.667% in 24 monthly installments, thereafter. The options had an aggregate grant date fair value of $332,652 that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option pricing model include: (1) discount rates ranging from 0.505% to 0.59% based on the daily yield curve rates for U.S. Treasury obligations, (2) expected life of 6.0 years based on the simplified method (vesting plus contractual term divided by two), (3) expected volatility ranging from 89.04% to 90.16% based on the average historical volatility of comparable companies' stock, (4) no expected dividends and (5) fair market value of the Company's stock ranging from $6.75 to $7.51 per share.

The Company recognized share-based compensation expense of $24,825 during the three months ended March 31, 2021 related to stock options. The unrecognized compensation expense for options at March 31, 2021 was $307,827.

Stock Options for Unregistered Securities

In addition to the stock options issued under the Plan, and in conjunction with the IPO, the Company granted 292,500 of non-qualified stock options as provided for in the President’s original employment agreement. The options are exercisable within 10 years of the date of grant at $10.00 per share, were 100% vested at the grant date and have a remaining contractual term of 9.72 years. As of March 31, 2021, there was no unrecognized compensation expense related to these options as they were 100% vested upon issuance. These options are for unregistered securities, and the option agreement does not include a registration rights agreement. Consequently, the Company has not recognized a contingent liability associated with registering the securities for the arrangement. As of March 31, 2021, the aggregate intrinsic value of the unregistered options outstanding and exercisable was $0.

Underwriters Warrants

In conjunction with the IPO, the Company granted the underwriters 172,500 warrants to purchase common stock at an exercise price of $12.50 per share. The warrants have a remaining contractual term of 4.72 years and are not exercisable prior to December 21, 2021. As of March 31, 2021, the aggregate intrinsic value of the warrants outstanding was $0.

12Income Taxes

Prior to the Company’s Corporate Conversion, the Company operated as an Alabama limited liability company that passes through income and losses to its members. As a result, the Company was not subject to any U.S. federal or U.S. state income taxes as the related tax consequences are reported by the individual members. Upon the Corporate Conversion, the Company converted to a Delaware corporation and is now subject to filing U.S. federal and various U.S. state income tax returns. As the Company was incorporated in December 2020, all tax years of the Company remain open to examination by tax authorities. As of December 31, 2020, we had U.S. federal and state NOL carryforwards of approximately $2,316,000, which have an indefinite carryforward.

As of March 31, 2021, the Company has not generated sufficient positive evidence for future earnings to support a position that it will be able to realize its net deferred tax asset. The Company has significant negative evidence to overcome in the form of cumulative pre-tax losses from continuing operations since its formation, as well as projected losses for the current year. Therefore, it will continue to maintain a full valuation allowance on its U.S. federal and state net deferred tax asset. The change in the valuation allowance offset the income tax benefit related to the pre-tax loss for the three months ender March 31, 2021. The Company does not have any material unrecognized tax benefits as of March 31, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Security and Exchange Commission (“SEC”) on March 23, 2021 (the “2020 Annual Report on Form 10-K”), under “Risk Factors”, available on the SEC EDGAR website at www.sec.gov, for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” or “would,” and or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain.

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	our business strategies;
●	our ability to obtain regulatory approval of our product candidate and any other product candidates we may develop, and the labeling under any approval we may obtain;
●	risks relating to the timing and costs of clinical trials and the timing and costs of other expenses;
●	timing and likelihood of success;
●	risks associated with our reliance on third-party organizations;
●	our competitive position;
●	assumptions regarding the size of the available market, product pricing and timing of commercialization of our product candidates;
●	our intellectual property position and our ability to maintain and protect our intellectual property rights;
●	our results of operations, financial condition, liquidity, prospects, and growth strategies;
●	our cash needs and financing plans;
●	the industry in which we operate; and

●	the trends that may affect the industry or us.

Overview

We are a development-stage biotechnology company focused on advancing novel antiviral therapies to treat diseases associated with a viral triggered abnormal immune response such as fibromyalgia (“FM”). Overactive immune response related to activation of tissue resident Herpes Simplex Virus-1 (“HSV-1”) has been postulated to be a potential root cause of chronic illnesses such as FM, irritable bowel disease (“IBS”), chronic fatigue syndrome and functional somatic syndrome, all of which are characterized by a waxing and waning manifestation of disease. While not completely understood, there is general agreement in the medical community that activation of HSV-1 is triggered by some form of environmental and/or health stressor. Our lead product, which we have named IMC-1, is a novel, proprietary, fixed dose combination of famciclovir and celecoxib. IMC-1 represents a novel combination antiviral therapy designed to synergistically suppress HSV-1 activation and replication, with the end goal of reducing viral mediated disease burden.

IMC-1 combines two specific mechanisms of action purposely designed to inhibit HSV-1 activation and replication, thereby keeping HSV-1 in a latent (dormant) state or “down-regulating” HSV-1 from a lytic (active) state back to latency. The famciclovir component of IMC-1 inhibits viral DNA replication and thus inhibits upregulation of the HSV-1 virus. The celecoxib component of IMC-1 inhibits cyclooxegenase-2 (“COX-2”) and to a lesser degree COX-1, enzymes used by HSV-1 to amplify or accelerate its own replication. We are unaware of any other antivirals in development for the treatment of FM specifically used to inhibit both HSV-1 activation and subsequent HSV-1 replication, with the goal of keeping tissue resident HSV-1 tissue in a latent state. We believe this novel approach was a germane consideration in FDA designating IMC-1 for fast-track review status for the treatment of FM. IMC-1 has also been granted a synergy patent based on the fact that neither of the individual components has proven effective in the management of fibromyalgia, yet the combination therapy generated a result that is greater than the sum of its parts.

Following our December 2020 IPO, we have been focused on preparing to execute on our key research programs, including our Phase 2b trial in FM and our chronic toxicology program to enable long-term dosing of IMC-1. Our Phase 2b clinical trial in FM will henceforth be known as the FORTRESS study and stands for Fibromyalgia Outcome Research Trial Evaluating Synergistic Suppression of HSV-1. During the period covered by this Quarterly Report on Form 10-Q, we started the refinement of the IMC-1 manufacturing program so that ample drug and matching placebo will be available to start our programs with dosing projected in the second quarter of this year.

We have contracted with the clinical research organization and other third-party vendors to conduct the FORTRESS study which is planned to enroll approximately 460 patients aged 18 to 65, who will be randomized 1-to-1 either to IMC-1 or placebo, all of whom have been diagnosed using the 2016 American College of Rheumatology diagnostic criteria for fibromyalgia. The primary endpoint for this trial will focus on reduction in pain over time. Pain reduction will be measured daily by the NRS 24-hour recall scale via an electronic diary that the patient will use at home. In addition to assessing the fibromyalgia patients pain reduction; we will also assess IMC-1’s ability to improve symptoms of fatigue, sleep disturbance, improvements in overall global health status and improved patient function. We project to begin enrolling patients in the second quarter of this year.

In addition, we have announced a collaboration with Dr. Michael Camilleri at the Mayo Clinic to explore the role of antiviral therapy in managing IBS. The first step in the collaboration is focused on designing a phase 2 proof of concept study to treat the pain associated with IBS, with a longer-term goal of conducting the phase 2 study.

We recognize the emergence of widespread health emergencies or pandemics, such as COVID-19, could have a significant impact on our business or delay the enrollment or completion of our proposed clinical trials, including the FORTRESS study. Currently, the trial sites we have selected to participate in the FORTRESS study are open, but future emergence of widespread health emergencies or pandamics could lead to new quarantines, business shutdowns, disruptions to the healthcare system and overall economic instability. If suppliers, clinical research organizations, clinical trial sites, regulators, consultants and other third parties with whom we conduct business were to experience shutdowns or other business disruptions, our ability to enroll patients and conduct our clinical trial in the manner and on the timelines presently planned could be materially and negatively impacted. Although we currently believe the proposed FORTRESS study will enroll and be completed on time, we cannot guarantee that the COVID-19 pandemic or other widespread health emergencies will not have a material impact on our business or the timely completion of our clinical trials.

Results of Operations

Below is a summary of the results of operations:

	Three Months Ended
	March 31,
	2021	2020

Operating expenses:	(Unaudited)
Research and development	$1,706,957	$30,539
General and administrative	1,350,476	352,014
Total operating expenses	$3,057,433	$382,553

Three Months Ended March 31, 2021 and 2020

Research and Development Expenses

Research and development expenses increased by $1.68 million to $1.71 million for the three months ended March 31, 2021 from $0.03 million for the three months ended March 31, 2020 due to increases in expenses for clinical trials of $0.83 million, toxicology studies of $0.34 million, salaries and related costs of $0.27 million, and drug development and manufacturing costs of $0.24 million.

General and Administrative Expenses

General and administrative expenses increased by $1.0 million to $1.35 million for the three months ended March 31, 2021 from $0.35 million for the three months ended March 31, 2020 due to increases in expenses for salaries, benefits and compensation costs of $0.2 million, legal and accounting fees of $0.3 million and other costs associated with being a public company of $0.6 million offset by a decrease in business development costs of $0.1 million.

Liquidity and Capital Resources

Since our inception, we have financed our operations through a public offering of common stock and proceeds from private placements of membership interests and convertible promissory notes. To date, we have not generated any revenues from the sale of products and we do not anticipate generating any revenues from the sales of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of March 31, 2021, our principal source of liquidity was our cash, which totaled $24.6 million.

The COVID-19 global pandemic has resulted in travel restrictions and temporary shut-downs of both essential and non-essential businesses in the U.S. and abroad. To date, the pandemic has not had a material impact on our operations as our employees are presently working from home. Fibromyalgia research and development activities have largely progressed as planned during the pandemic. However, due to many uncertainties, we are unable to estimate the pandemic’s forward, if any, at this time.

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

Future Capital Requirements

We estimate our current cash of $24.6 million at March 31, 2021 is sufficient to fund our operations and capital requirements through the end of 2022. We believe that these available funds will be sufficient to complete our Phase 2b clinical trial for IMC-1 and commence the planning of our Phase 3 study in FM for this product candidate. However, it is difficult to predict our spending for our product candidate prior to obtaining FDA approval. Moreover, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control.

To the extent that our capital resources are insufficient to meet our future operating and capital requirements, we will need to finance our cash needs through public or private equity offerings, debt financings, collaboration and licensing arrangements or other financing alternatives. We have no committed external sources of funds. Additional equity or debt financing or collaboration and licensing arrangements may not be available on acceptable terms, if at all

Summary of Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2021 and 2020, respectively:

	Three Months Ended
	March 31,
	2021	2020

	(Unaudited)
Statement of Cash Flows Data:
Net cash (used in) provided by:
Operating activities	$(5,112,202)	$(277,379)
Financing activities	(97,604)	1,162,500
(Decrease) increase in cash	$(5,209,806)	$885,121

Cash Flows for the Three Months Ended March 31, 2021 and 2020

Operating Activities

For the three months ended March 31, 2021, the net loss was $3.1 million while cash used in operations was $5.1 million. The additional increase in cash used in operations of $2.0 million was attributable to the net change in operating assets and liabilities. The net change in operating assets and liabilities included an increase in prepaid expenses of $2.0 million.

For the three months ended March 31, 2020, the net loss was $0.5 million while cash used in operations was $0.3 million. The offsetting decrease in cash used in operations of $0.2 million was attributable to the net change in operating assets and liabilities. The net change in operating assets and liabilities included an increase in operating liabilities of $0.2 million.

Financing Activities

Net cash used by financing activities during the three months ended March 31, 2021 was $0.1 million and was attributable to proceeds from the exercise of warrants to purchase our common stock of $0.2 million offset by payment of IPO offering costs of $0.3 million.

Net cash provided by financing activities during the three months ended March 31, 2020 was $1.2 million and was attributable to proceeds from the issuance of convertible promissory notes.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This item is not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and SVP of Finance, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Based upon that evaluation and the material weakness in our internal control over financial reporting discussed below, our Chief Executive Officer and SVP of Finance concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective at a reasonable assurance level in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and SVP of Finance, as appropriate to allow timely decisions regarding required disclosure.

As previously identified and described more fully under Item 9A in our 2020 Annual Report on Form 10-K, we determined that a material weakness in our internal control over financial reporting arose because we did not maintain effective segregation of duties, financial statement reporting and general technology controls. The material weakness continued to exist as of the end of the period covered by the Quarterly Report on Form 10-Q.

In April 2021, we contracted with a third party to provide experienced controller assistance for post- closing procedures as well as providing segregation of duties for initiating and approving wire transactions and other payments. In addition, management added additional mitigating controls with regards to cash disbursements. In March, the Board approved and the Company adopted a Delegation of Authority Policy to improve segregation of duties in our authorization processes. However, we cannot assure that the steps and measures we will implement to remediate our material weakness will be sufficient to prevent future material weaknesses or significant deficiencies in our internal control over financial reporting from occurring.

Changes in Internal Control Over Financial Reporting

Other than as described above, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(f) of the Exchange Act that occurred during the quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

This item is not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of Virios Therapeutics, Inc. (incorporated by reference herein from Exhibit 3.1 to the Company’s Registration Statement of Form S-1, filed with the SEC on August 28, 2020)

3.2	Bylaws of Virios Therapeutics, Inc. (incorporated by reference herein from Exhibit 3.2 to the Company’s Registration Statement of Form S-1, filed with the SEC on August 28, 2020)

4.1

Specimen Certificate evidencing shares of the Registrant’s common stock. (incorporated by reference herein from Exhibit 4.1 to the Company’s Registration Statement of Form S-1, filed with the SEC on October 16, 2020)

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: May 14, 2021

VIRIOS THERAPEUTICS, INC.

By:	/s/ Greg Duncan
Name:	Greg Duncan
Title:	Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Angela Walsh
Name:	Angela Walsh
Title:	SVP of Finance, Corporate Secretary and Treasurer
(Principal Financial and Accounting Officer)