Form 10-Q
period 2021-06-30
Virios Therapeutics, Inc.
filed 2021-08-13
CIK 1818844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of August 12, 2021, there were 8,330,390 of the registrant’s common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

VIRIOS THERAPEUTICS, INC.

Condensed Balance Sheets

(Unaudited)

	June 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash	$21,835,092	$29,795,366
Prepaid expenses and other current assets	1,929,690	1,677,365
Total current assets	23,764,782	31,472,731
Total assets	$23,764,782	$31,472,731
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$262,590	$368,905
Accrued expenses	643,667	784,104
Accrued salaries	—	378,833
Total current liabilities	906,257	1,531,842
Total liabilities	906,257	1,531,842
Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock, $0.0001 par value; 43,000,000 shares authorized, 8,330,390 and 8,305,075 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	833	830
Preferred stock, $0.0001 par value; 2,000,000 shares authorized, no shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Additional paid-in capital	58,161,792	57,905,164
Accumulated deficit	(35,304,100)	(27,965,105)
Total stockholders' equity	22,858,525	29,940,889
Total liabilities and stockholders' equity	$23,764,782	$31,472,731

The accompanying notes are an integral part of these condensed financial statements.

VIRIOS THERAPEUTICS, INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue	$—	$—	$—	$—

Operating expenses:
Research and development	3,209,201	23,320	4,916,159	53,859
General and administrative expenses	1,075,256	515,060	2,425,732	867,073
Total operating expenses	4,284,457	538,380	7,341,891	920,932

Loss from operations	(4,284,457)	(538,380)	(7,341,891)	(920,932)

Other income (expense):
Interest income (expense), net	1,495	(116,205)	2,896	(200,206)
Total other income (expense)	1,495	(116,205)	2,896	(200,206)

Loss before income taxes	(4,282,962)	(654,585)	(7,338,995)	(1,121,138)
Income tax provision (benefit)	—	—	—	—

Net loss	$(4,282,962)	$(654,585)	$(7,338,995)	$(1,121,138)
Basic and diluted net loss per share (1)	$(0.51)	$(0.14)	$(0.88)	$(0.23)
Weighted average number of shares outstanding – basic and diluted (1)	8,330,390	4,832,494	8,328,212	4,832,494

(1)	The net loss per share and weighted average shares outstanding for June 30, 2020 have been computed to reflect the corporate conversion that occurred on December 16, 2020 prior to the Company’s initial public offering (the “IPO”).

The accompanying notes are an integral part of these condensed financial statements.

VIRIOS THERAPEUTICS, INC.

Condensed Statements of Changes of Members’ Deficit/Shareholders’ Equity

(Unaudited)

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Par	Paid-In Capital	Deficit	Equity
Balance, December 31, 2020	8,305,075	$830	$57,905,164	$(27,965,105)	$29,940,889
Share-based compensation expense	—	—	24,825	—	24,825
Exercise of warrants	25,315	3	197,559	—	197,562
Net loss	—	—	—	(3,056,033)	(3,056,033)
Balance, March 31, 2021	8,330,390	$833	$58,127,548	$(31,021,138)	$27,107,243
Share-based compensation expense	—	—	34,244	—	34,244
Net loss	—	—	—	(4,282,962)	(4,282,962)
Balance, June 30, 2021	8,330,390	$833	$58,161,792	$(35,304,100)	$22,858,525

	Voting	Non-voting		Total
	Member’s	Members'	Accumulated	Members’
	Interests	Interests	Deficit	Deficit
Balance, December 31, 2019	$—	$12,601,201	$(17,618,710)	$(5,017,509)
Net loss	—	—	(466,553)	(466,553)
Balance, March 31, 2020	—	12,601,201	(18,085,263)	(5,484,062)
Membership conversion to voting interests	12,601,201	(12,601,201)	—	—
Net loss	—	—	(654,585)	(654,585)
Balance, June 30, 2020	$12,601,201	$—	$(18,739,848)	$(6,138,647)

The accompanying notes are an integral part of these condensed financial statements.

VIRIOS THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(7,338,995)	$(1,121,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of issuance costs	—	27,321
Recovery of uncollectable receivables	—	(15,020)
Share-based compensation expense	59,069	—
Changes in operating assets and liabilities:
Increase in prepaid expenses and other current assets	(252,325)	(142,494)
Increase in accounts payable	178,734	135,301
(Decrease) increase in accrued expenses	(130,320)	110,373
Decrease in accrued salaries	(378,833)	(44,287)
Net cash used in operating activities	(7,862,670)	(1,049,944)
Cash flows from financing activities
Proceeds from issuance of convertible promissory notes	—	1,869,133
Proceeds from the exercise of warrants	197,562	—
Payment of issuance costs for promissory notes	—	(45,081)
Payment of offering costs for initial public offering	(295,166)	(35,000)
Net cash (used in) provided by financing activities	(97,604)	1,789,052
Net (decrease) increase in cash	(7,960,274)	739,108
Cash, beginning of period	29,795,366	309,384
Cash, end of period	$21,835,092	$1,048,492

Supplemental disclosure of non-cash financing transactions:
Accrued deferred issuance costs	$—	$27,525

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

For the three and six months ended June 30, 2021 and 2020, the Company incurred net losses of $4,282,962 and $7,338,995, respectively, and $654,585 and $1,121,138, respectively, and had net cash outflows used in operating activities for the six months ended June 30, 2021 and 2020 of $7,862,670 and $1,049,944, respectively. As of June 30, 2021, the Company had an accumulated deficit of approximately $35.3 million and is expected to incur losses in the future as it continues its development activities. Since its inception, the Company has funded its losses primarily through issuance of members’ interests, convertible debt instruments and issuance of equity securities.

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

Basic and Diluted Net Income (Loss) per Share

Basic net loss per common share (“EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted EPS reflects potential dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if all potential common shares had been issued and were dilutive. However, potentially dilutive securities are excluded from the computation of diluted EPS to the extent that their effect is anti-dilutive. For the six months ended June 30, 2021, the Company had 1,041,647 options and 172,500 warrants to purchase common shares outstanding that were anti-dilutive. There were no anti-dilutive securities outstanding for the six months ended June 30, 2020, as the Company was a LLC at that time.

EPS and weighted-average shares outstanding for the three and six month period ending June 30, 2020 have been computed to give effect to the Corporate Conversion that occurred December 16, 2020 prior to the Company’s initial public offering.  In conjunction with the Corporate Conversion, all of the Company’s outstanding members’ equity automatically converted into shares of common stock, based on the relative rights of the Company's pre-IPO equity holders.

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

3	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2021	2020
Prepaid insurance	$807,133	$1,586,042
Prepaid clinical research costs	1,084,942	85,270
Prepaid services	36,858	5,729
Other miscellaneous current assets	757	324
	$1,929,690	$1,677,365

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

5Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2021	2020
Accrued compensation	$345,312	$573,479
Accrued interest on preferred members’ interests	188,085	188,085
Accrued professional fees	64,220	8,992
Accrued director fees	31,000	—
Other	15,050	13,548
	$643,667	$784,104

6Convertible Promissory Notes, Net

On March 31, 2020 and June 10, 2020, the Company completed and closed its first and second round, respectively, of its fifth offering subscription for the issuance of convertible promissory notes for convertible preferred membership interests (“Notes”) and received $1,162,500 and $1,869,133, respectively, which increased the aggregate Notes to $6,706,633 as of June 30, 2020. Notes matured and converted into membersip interests prior to or in conjunction with the Corporate Conversion, at which time all of the Company’s outstanding membership interests converted into shares of common stock.

The Notes bore interest at 8% per annum, with a maximum term of 18 months. The Notes were unsecured obligations and did not contain any financial covenants or restrictions on the payments to members, the incurrence of indebtedness, or the issuance or repurchase of securities by the Company.

The Company recognized interest expense related to the Notes as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Fourth offering	$—	$73,192	$—	$146,384
Fifth offering	—	26,260	—	26,260
	$—	$99,452	$—	$172,644

7Members’ Deficit

On May 1, 2020, the Company adopted its Second Amended and Restated Operating Agreement (the “Amended Operating Agreement”). The Amended Operating Agreement changed the Company’s classes of membership from two classes (voting and non-voting) to one class of membership and gave the Board the rights to make all decisions concerning the business, affairs and properties of the Company. Under the Amended Operating Agreement, the members had the right to vote on the dissolution and termination of the Company, the removal of existing directors, the appointment of new directors and any plan of conversion or merger. As such, at June 30, 2020, all members had the same rights, privileges and powers and were considered as voting members’ interests.

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

9Related Parties

The Company uses Gendreau Consulting, LLC, a consulting firm, for drug development, clinical trial design, and planning, implementation and execution of contracted activities with the clinical research organization. The managing member of the firm became the Company’s Chief Medical Officer (“CMO”) effective January 1, 2021. The Company has and will continue to contract the services of the CMO’s spouse through the firm to perform certain activities in connection with its upcoming clinical trial in FM. During the three and six months ended June 30, 2021 and 2020, the Company paid the firm $77,816 and $142,282, respectively, and $0 and $450, respectively, and had accounts payable of $26,011 and $7,916 to the firm as of June 30, 2021 and December 31, 2020, respectively.

10Commitments and Contingencies

Litigation and Other

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. At June 30, 2021 and December 31, 2020, the Company did not have any pending legal actions.

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

11Share-based compensation

Equity Incentive Plan

Effective upon the closing of the Company’s IPO on December 21, 2020, the Company’s 2020 Equity Incentive Plan (the “Plan”) became effective. As of June 30, 2021, 230,603 shares were available for future grants and outstanding options to purchase common shares were as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(Years)
Outstanding at December 31, 2020	519,163	$10.00	9.98
Granted	299,984	6.85	—
Outstanding at June 30, 2021	749,147	$9.03	9.60
Exercisable at June 30, 2021	519,163	$10.00	9.48

As of June 30, 2021 the aggregate intrinsic value of options outstanding was $0.

During the six months ended June 30, 2021, the Company granted certain individuals options to purchase 299,984 shares of the Company’s Common Stock with an average exercise price of $6.85 per share, contractual terms of 10 years and vesting periods ranging from 8.33% monthly over one year to 33.333% after one year and 66.667% in 24 monthly installments, thereafter. The options had an aggregate grant date fair value of $1,150,284 that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option pricing model include: (1) discount rates ranging from 0.505% to 1.075% based on the daily yield curve rates for U.S. Treasury obligations, (2) expected lives ranging from 5.27 years to 6.0 years based on the simplified method (vesting plus contractual term divided by two), (3) expected volatility ranging from 89.04% to 90.16% based on the average historical volatility of comparable companies' stock, (4) no expected dividends and (5) fair market value of the Company's stock ranging from $6.50 to $7.51 per share.

The Company recognized share-based compensation expense of $34,244 and $59,069, respectively, during the three and six months ended June 30, 2021 related to stock options. The unrecognized compensation expense for options at June 30, 2021 was $1,091,215.

Stock Options for Unregistered Securities

In addition to the stock options issued under the Plan, and in conjunction with the IPO, the Company granted 292,500 of non-qualified stock options as provided for in the President’s employment agreement. The options are exercisable within 10 years of the date of grant at $10.00 per share, were 100% vested at the grant date and have a remaining contractual term of 9.47 years. As of June 30, 2021, there was no unrecognized compensation expense related to these options as they were 100% vested upon issuance. These options are for unregistered securities, and the option agreement does not include a registration rights agreement. Consequently, the Company has not recognized a contingent liability associated with registering the securities for the arrangement. As of June 30, 2021, the aggregate intrinsic value of the unregistered options outstanding and exercisable was $0.

Underwriters Warrants

In conjunction with the IPO, the Company granted the underwriters 172,500 warrants to purchase common stock at an exercise price of $12.50 per share. The warrants have a remaining contractual term of 4.47 years and are not exercisable prior to December 21, 2021. As of June 30, 2021, the aggregate intrinsic value of the warrants outstanding was $0.

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

As of June 30, 2021, the Company has not generated sufficient positive evidence for future earnings to support a position that it will be able to realize its net deferred tax asset. The Company has significant negative evidence to overcome in the form of cumulative pre-tax losses from continuing operations since its formation, as well as projected losses for the current year. Therefore, it will continue to maintain a full valuation allowance on its U.S. federal and state net deferred tax asset. The change in the valuation allowance offset the income tax benefit related to the pre-tax loss for the three and six months ended June 30, 2021. The Company does not have any material unrecognized tax benefits as of June 30, 2021.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” or “would,” and or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements, including the risks set forth in our Annual Report on Form 10-K filed with the SEC on March 23, 2021. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain.

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

In June 2021, we announced the dosing of our first patient in our Phase 2b clinical trial in FM, known as the FORTRESS study (an abbreviation of and stands for Fibromyalgia Outcome Research Trial Evaluating Synergistic Suppression of HSV-1). We are presently enrolling 460 female FM patients aged 18 to 65, who will be randomized 1-to-1 either to IMC-1 or placebo, all of whom have been diagnosed using the 2016 American College of Rheumatology diagnostic criteria for fibromyalgia. The primary endpoint for this trial will focus on reduction in pain over time. Pain reduction will be measured daily by the NRS 24-hour recall scale via an electronic diary that the patient will use at home. In addition to assessing the fibromyalgia patients pain reduction; we will also assess IMC-1’s ability to improve symptoms of fatigue, sleep disturbance, improvements in overall global health status and improved patient function. We project top line results in mid 2022. We have also commenced our chronic toxicology studies to support chronic administration of IMC-1 in forward clinical development.

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

Results of Operations

Below is a summary of the results of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Operating expenses:	(Unaudited)		(Unaudited)
Research and development	$3,209,201	$23,320	$4,916,159	$53,859
General and administrative	1,075,256	515,060	2,425,732	867,073
Total operating expenses	$4,284,457	$538,380	$7,341,891	$920,932

Three and Six Months Ended June 30, 2021 and 2020

Research and Development Expenses

Research and development expenses increased by $3.2 million and $4.9 million for the three and six months ended June 30, 2021, respectively, compared to the prior year periods. The increase of $3.2 million for the three months ended June 30, 2021 was due to increases in expenses for our clinical trial of $1.8 million, toxicology studies of $0.8 million, salaries and related costs of $0.3 million, drug development and manufacturing costs of $0.2 million and consulting of $0.1 million. The increase of $4.9 million for the six months ended June 30, 2021 was due to increases in expenses for our clinical trial of $2.6 million, toxicology studies of $1.2 million, salaries and related costs of $0.5 million, drug development and manufacturing costs of $0.5 million and consulting of $0.1 million.

General and Administrative Expenses

General and administrative expenses increased by $0.6 million and $1.6 million for the three and six months ended June 30, 2021, respectively, compared to the prior year periods. The increase of $0.6 million for the three months ended June 30, 2021 was due to increases in costs associated with being a public company. The increase of $1.6 million for the six months ended June 30, 2021 was due to an increase in expenses for salaries, benefits and compensation costs of $0.1 million, legal and accounting fees of $0.3 million and other costs associated with being a public company of $1.2 million.

Liquidity and Capital Resources

Since our inception, we have financed our operations through a public offering of common stock and proceeds from private placements of membership interests and convertible promissory notes. To date, we have not generated any revenues from the sale of products and we do not anticipate generating any revenues from the sales of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of June 30, 2021, our principal source of liquidity was our cash, which totaled $21.8 million.

The COVID-19 global pandemic has resulted in travel restrictions and temporary shut-downs of both essential and non-essential businesses in the U.S. and abroad. To date, the pandemic has not had a material impact on our operations as our employees are effectively working from home. Fibromyalgia research and development activities have largely progressed as planned during the pandemic. However, due to many uncertainties, we are unable to estimate the pandemic’s forward, if any, at this time.

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

Future Capital Requirements

We estimate our current cash of $21.8 million at June 30, 2021 is sufficient to fund our operations and capital requirements through the end of 2022. We believe that these available funds will be sufficient to complete our Phase 2b clinical trial for IMC-1 and commence the planning of our Phase 3 study in FM for this product candidate. However, it is difficult to predict our spending for our product candidate prior to obtaining FDA approval. Moreover, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control.

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

Summary of Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2021 and 2020, respectively:

	Six Months Ended
	June 30,
	2021	2020

	(Unaudited)
Statement of Cash Flows Data:
Net cash (used in) provided by:
Operating activities	$(7,862,670)	$(1,049,944)
Financing activities	(97,604)	1,789,052
(Decrease) increase in cash	$(7,960,274)	$739,108

Cash Flows for the Six Months Ended June 30, 2021 and 2020

Operating Activities

For the six months ended June 30, 2021, the net loss was $7.3 million while cash used in operations was $7.9 million. The additional increase in cash used in operations of $0.6 million was attributable to the net change in operating assets and liabilities. The net change in operating assets and liabilities included an increase in prepaid expenses of $0.3 million and a decrease in operating liabilities of $0.3 million.

For the six months ended June 30, 2020, the net loss was $1.1 million while cash used in operations was $1.0 million. The offsetting decrease in cash used in operations of $0.1 million was attributable to the net change in operating assets and liabilities. The net change in operating assets and liabilities included an increase in operating liabilities of $0.2 million offset by an increase in prepaid expenses of $0.1 million.

Financing Activities

Net cash used by financing activities during the six months ended June 30, 2021 was $0.1 million and was attributable to proceeds from the exercise of warrants to purchase our common stock of $0.2 million offset by payment of IPO offering costs of $0.3 million.

Net cash provided by financing activities during the six months ended June 30, 2020 was $1.8 million and was attributable to proceeds from the issuance of convertible promissory notes of $1.9 offset by payment of deferred costs of $0.1 million.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

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

As previously identified and described more fully under Item 9A in our 2020 Annual Report on Form 10-K, we determined that a material weakness in our internal control over financial reporting, due to the size of the organization, arose because we did not maintain effective segregation of duties, financial statement reporting and general technology controls. The material weakness continued to exist as of the end of the period covered by the Quarterly Report on Form 10-Q.

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

Date: August 13, 2021

VIRIOS THERAPEUTICS, INC.

By:	/s/ Greg Duncan
Name:	Greg Duncan
Title:	Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Angela Walsh
Name:	Angela Walsh
Title:	SVP of Finance, Corporate Secretary and Treasurer
(Principal Financial and Accounting Officer)