Form 10-K
period 2021-12-31
Virios Therapeutics, Inc.
filed 2022-03-18
CIK 1818844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-39811

VIRIOS THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	85-4314201
(State of Other Jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification No.)

44 Milton Avenue, Alpharetta, GA	30009
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (866) 620-8655

Securities registered pursuant to Section 12(b) of the Act:

Name Of Each Exchange
Title of Each Class	Trading Symbol(s)	On Which Registered
Common Stock, $0.0001 Par Value per Share	VIRI	Nasdaq Capital Market

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ⌧	Smaller reporting company ☒
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

As of June 30, 2021, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common stock held by non-affiliates of the registrant was $46,801,675.92 based on the closing sale price as reported on the Nasdaq Capital Market.

The number of outstanding shares of the Registrant’s Common Stock as of March 15, 2022 was 8,330,390.

Documents Incorporated by Reference

Part III incorporates certain information by reference from the definitive proxy statement to be filed by the registrant in connection with the 2022 Annual Meeting of Stockholders (the "Proxy Statement") with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2021, provided that if such Proxy Statement is not filed within such period, such information will be included in an amendment to this Annual Report on Form 10-K to be filed within such 120-day period.

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

Risks Related to Our Financial Position and Need for Additional Capital

●	We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future.
●	We will require additional capital to fund our operations.
●	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
●	We have a limited operating history and no history of commercializing pharmaceutical products.

Risks Related to Development, Clinical Testing, Manufacturing and Regulatory Approval

●	We are heavily dependent on the success of IMC-1 and if this drug does not receive regulatory approval or is not successfully commercialized, our business may be harmed.

●	We may face future business disruption and related risks resulting from the outbreak of the novel coronavirus 2019 (COVID-19).
●	Clinical trials are expensive, time-consuming and difficult to design and implement, and involve an uncertain outcome.
●	If we are ultimately unable to obtain regulatory approval for IMC-1 or any other candidates, our business will be substantially harmed.
●	Results of preclinical studies, early clinical trials or analyses may not be indicative of results obtained in later trials.
●	The market opportunities for IMC-1, if approved, may be smaller than we anticipate.
●	We may never obtain approval for or commercialize IMC-1 or any other development candidate in any other jurisdiction, which would limit our ability to realize their full global market potential.

Risks Related to Commercialization

●	We face significant competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.
●	IMC-1 may fail to achieve market acceptance by physicians, patients, third-party payors or others in the medical community necessary for commercial success.
●	If we are unable to establish sales, marketing and distribution capabilities either on our own or in collaboration with third parties, we may not be successful in commercializing IMC-1, if approved.

Risks Related to Our Dependence on Third Parties

●	We currently rely on third-party contract manufacturing organizations, or CMOs, for the production of clinical supply of IMC-1 and intend to rely on CMOs for the production of commercial supply of IMC-1, if approved.
●	We intend to rely on third parties to conduct, supervise and monitor our clinical trials.

Risks Related to Healthcare Laws and Other Legal Compliance Matters

●	Enacted and future healthcare legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our development candidates.
●	We are subject to environmental, health and safety laws and regulations, and we may become exposed to liability and substantial expenses in connection with environmental compliance or remediation activities.
●	Recent U.S. tax legislation may materially adversely affect our financial condition, results of operations and cash flows.

Risks Related to Our Intellectual Property

●	Our patents may be challenged in courts or in patent offices.
●	Changes in patent laws or patent jurisprudence could diminish the value of patents in general.
●	We enjoy only limited geographical protection with respect to certain patents.
●	We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.

Risks Related to Our Employees, Managing Our Growth and Our Operations

●	Our future success depends on our ability to retain our key personnel and to attract, retain and motivate qualified personnel.

●	We expect to expand our development, regulatory, and sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
●	We may engage in acquisitions that could disrupt our business, cause dilution to our stockholders or reduce our financial resources.

Risks Related to Our Common Stock

●	The market price of our common stock is highly volatile.
●	We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.
●	Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

PART I

Item 1. Business

Our Company

We are a development-stage biotechnology company focused on advancing novel antiviral therapies to treat diseases associated with a viral triggered abnormal immune response such as fibromyalgia (“FM”). Overactive immune response related to activation of tissue resident herpes virus has been postulated to be a potential root cause of chronic illnesses such as FM, irritable bowel disease (“IBS”), chronic fatigue syndrome and other functional somatic syndromes, all of which are characterized by a waxing and waning manifestation of disease. While not completely understood, there is general agreement in the medical community that activation of the herpes virus is triggered by some form of environmental and/or health stressor. Our lead candidate, IMC-1, is a novel, proprietary, fixed dose combination of famciclovir and celecoxib. IMC-1 represents a novel combination, dual mechanism antiviral therapy designed to synergistically suppress herpes virus activation and replication, with the end goal of reducing viral mediated disease burden.

IMC-1 combines two specific mechanisms of action purposely designed to inhibit herpes virus activation and replication, thereby keeping the herpes virus in a latent (dormant) state or “down-regulating” the virus from a lytic (active) state back to latency. The famciclovir component of IMC-1 inhibits viral DNA replication. The celecoxib component of IMC-1 inhibits cyclooxegenase-2 (“COX-2”) and to a lesser degree COX-1 enzymes, used by the herpes virus to amplify or accelerate its own replication. We are unaware of any other antivirals in development for the treatment of FM. We believe this novel approach was a germane consideration in FDA designating IMC-1 for fast-track review status for the treatment of FM. Furthermore, IMC-1 has been granted a synergy patent based on the fact that neither antivirals nor NSAIDS/COX-2 inhibitors (the individual components of IMC-1) has proven effective in the management of FM when used as a monotherapy, yet the dual mechanism combination therapy generated a result in preliminary studies that appears to be greater than the sum of its parts.

Dormant Herpes Virus is Reactivated by External Triggers and Amplifies

Its Own Replication via Cyclooxygenase (COX 1 and COX 2) Enzymes

IMC-1’s Novel, Synergistic Antiviral Mechanism Suppresses Viral Replication,

Demonstrates FM Treatment Effect

The potential of IMC-1 in FM is underpinned by statistically significant improvement versus placebo in the primary endpoint of pain reduction as demonstrated in a double-blinded, placebo-controlled, randomized Phase 2a proof-of-concept study in FM patients. This proof-of-concept study generated statistically significant clinical data on the effects of IMC-1 on both primary pain assessment and secondary measures of pain reduction, reduction in fatigue and improvement in the global health status in patients diagnosed with FM. A result is considered to be statistically significant when the probability of the result occurring by random chance, rather than from the efficacy of the treatment, is sufficiently low. The conventional method for measuring the statistical significance of a result is known as the “p-value,” which represents the probability that random chance caused the result (e.g., a p-value = 0.001 means that there is a 0.1% or less probability that the difference between the control group and the treatment group is purely due to random chance). Generally, a p-value less than 0.05 is considered statistically significant and may be supportive of a finding of efficacy by regulatory authorities. However, regulatory authorities, including the FDA and EMA, do not rely on strict statistical significance thresholds as criteria for marketing approval and maintain the flexibility to evaluate the overall risks and benefits of a new treatment.

The table below demonstrates the significant differences observed in the proof-of-concept study between IMC-1 and placebo in change from baseline using both the Numerical Rating Scale (NRS) 24-hour recall pain data and the Revised Fibromyalgia Impact Questionnaire (FIQ-R) with LOCF/BOCF imputation.

IMC-1 also exhibited consistent improvement across several secondary FM treatment outcomes, including 50% responder analysis, improved functional assessments, lower chronic fatigue, increased time to rescue medication and improvements in FM patient’s overall global health status. One key secondary measure assessing a 30% pain reduction analysis was approaching but did not meet statistical significance (p = 0.052). In the Phase 2a study, IMC-1 demonstrated a lower discontinuation rate due to adverse events as compared with placebo.

There were no deaths during the study and only three serious adverse events (“SAEs”) were reported. The two SAEs in the IMC-1 group were a non-ST segment elevation myocardial infarction and a facial cellulitis and the one SAE in the placebo group was a right breast micro-metastatic ductal carcinoma. One of the 3 SAEs was considered possibly related to study treatment — the non-ST segment elevation myocardial infarction that occurred early in the study in a 47-year- old patient treated with IMC-1. The causal relationship of this SAE to treatment with IMC-1 cannot be ruled out and as such was determined to be “possibly related” to IMC-1; however, the patient’s underlying coronary artery disease and strong family history of premature cardiac disease suggest that other causal factors might also have been involved.

Based on the significant unmet need in treating FM and the aforementioned Phase 2a FM data, IMC-1 has been granted FDA designation for fast-track review status. In addition, the novel mechanism of IMC-1 has enabled us to secure composition of matter intellectual property (patent) protection to 2033.

Following on from our successful Phase 2a study, we held an end of Phase 2 meeting with the FDA. and agreed to initiate either a Phase 2b study or a Phase 3 program after we provide animal toxicology study data, to conduct a human PK study and a clinical trial protocol that includes monitoring renal function through standard safety labs to the FDA. A human PK study with the combined tablet of IMC-1 was completed and performed as expected, with no drug-drug interactions and no adverse events. Multiple dose PK of IMC-1 was well characterized and provides additional data to better understand the PK profile of IMC-1. As a result, we have progressed development of IMC-1 from Phase 2a proof-of-concept to a larger scale Phase 2b study of IMC-1 for the treatment of FM. The Phase 2b and chronic toxicology studies are planned components of the registration package supporting Phase 3 requirements.

For the Phase 3 program, we intend to run either one or two qualifying pivotal trials demonstrating the safety and efficacy of IMC-1 treating patients with FM. The first Phase 3 study is planned to be a four-arm, multifactorial design to demonstrate the relative safety and efficacy of IMC-1 as compared to celecoxib alone, famciclovir alone and placebo. All patients from the Phase 3 program will be offered the opportunity to enroll into an open label safety follow-on extension study with all on IMC-1. If the Phase 2b study meets its primary efficacy endpoint, we plan to negotiate with FDA to accept the large Phase 2b to qualify as an adequate and well-controlled study as part of the Phase 3 program. If the FDA does not accept the Phase 2b as part of the Phase 3 program, we will plan to conduct a second, concurrent Phase 3 pivotal study as a complement to the multi-factorial Phase 3 study.

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

We estimate that there are approximately 3.6 million patients in the U.S. that have been diagnosed with FM, with approximately 2 million being treated. Because there are no specific clinical or laboratory tests available to diagnose FM, diagnosis is established by demonstrating that a patient has widespread chronic pain in 7 or more of the 19 bodily locations for at least 3 months in duration. Additionally, these patients may also have non-restorative sleep, life altering fatigue, and cognitive impairment. The underlying cause of FM has remained elusive and frustrated treating physicians and the scientific community alike. To date, the three products approved by the FDA for the treatment of FM have the potential to cause troublesome side effects and/or deliver limited efficacy.

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

A diagnosis of FM is valid irrespective of other diagnoses and does not exclude the presence of other clinically important illnesses.

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

In 2018, the FDA conducted a Patient-Focused Drug Development (“PFDD”) meeting with over 400 individuals or caregivers of individuals who experience chronic pain. Based on input from that meeting, the FDA reported that despite patient use of FDA approved and off-label therapies, the majority of FM patients continue to experience worsening pain, fatigue, cognitive impairment and other symptoms over time that requires increasing utilization of significant healthcare resources. In a 2001 study of 100 cases of FM in Ontario, Canada, patients reported spending most of at least one day in bed over the previous two weeks because of their health, and they spent more total days in bed compared to pain control and general control groups. Such unresolved morbidity significantly impacts the day-to-day functioning of patients suffering from FM.

Under the fifth authorization of the Prescription Drug User Fee Act, from 2013-2018, the FDA conducted 24 disease specific PFDD meetings to better understand patients’ perspectives on their condition and the available therapies to treat their conditions. On March 26, 2014, the FDA held a public meeting with patients suffering from FM. The meeting was chaired by 5 panelists from the FDA who interviewed 10 patients with FM who expressed FM to be a condition with an unmet medical need. Patients described the impact of FM on their daily lives, and their experiences with currently available therapies. During FDA’s meeting on the diagnosis, symptoms and treatment options for FM, the FDA acknowledged that: “There is a continuing need for treatments to better manage symptoms and treat the underlying condition.” Patients described prescription drugs as having widely varying degrees of effectiveness, with many participants noting limited benefits or decreased benefit over time. Additionally, even when treatment was effective, many FM patients described that they could not adhere to treatment regimens because they were unable to tolerate treatment side effects.

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

The table below shows the percentage use of different therapies for FM based on data from a 2012 study lead by Dr. Rebecca Robinson, a FM researcher, and her colleagues. The study evaluated the burden of illness and treatment patterns for patients with FM from July 2008 through May 2010 in 58 care settings in the United States, including Puerto Rico. A majority of the 91 physicians participating were either rheumatologists or primary care physicians. There were 1,700 patients with FM who were mostly female and white with a mean age of 50.4 years and duration of illness of 5.6 years. The study shows the burden of illness is high, patients were taking on average 2.6 medications concurrently to treat their FM and the treatments with the most evidence to support their use were not always the treatments most frequently chosen. Opioids were one of the most commonly used treatments, even though there is no evidence opioids are effective in treating FM related pain. The FDA issued a statement in February 2019 indicating the agency will be pushing for increased research and development of non-addictive, non-opioid chronic pain treatments.

The chart below comes from an observational study in 2013 led by Dr. Rebecca Robinson. Researchers assessed the 12-month treatment patterns and outcomes for patients starting a new medication for FM in actual clinical practice. Data from 1,700 patients was collected at baseline and 1, 3, 6, and 12 months using a regression model. Patients were started on 145 unique drugs and over 75% took two or more medications concurrently for FM at each time point assessed. The most common reason for discontinuation was adverse events (63.4%) followed by lack of efficacy (30.3%). This study shows that adverse events can have a detrimental impact on adhering to medications used chronically to treat FM.

The polypharmacy (both indicated and off-label medications) utilized by patients to manage their FM symptoms, along with a demonstrated lack of adherence to currently approved FDA treatments, reflect side effects and/or lack of efficacy of currently available drugs and treatments. It also indicates a very significant unmet medical need, with associated cost burden to payers and loss of productivity of patients. With the exception of IMC-1, we are not aware of any drugs currently in development and directed at the management of FM that deploy an antiviral mechanism(s) of action. Current products are used to ameliorate FM symptoms rather than address an underlying cause(s) of the disease. In contrast, the mechanism of action of IMC-1 targets a potential underlying, root cause of FM- herpes virus reactivation.

Clinical trials are conducted under widely varying conditions. As a result, adverse reaction rates observed in the clinical trials of a drug cannot be directly compared to rates in the clinical trials of another drug and may not reflect the rates observed in practice. However, generally speaking, in clinical trials the discontinuation rate for the three central nervous system-mediated, FDA approved drugs, is approximately twice that of patients treated with placebo. This is important as inability to tolerate a medicine can lead to discontinuation of therapy.

Our Novel Mechanism of Action (“MOA”)

Scientists and clinicians agree that patients with FM have a problem with central pain processing. The exact causality of the heightened pain sensitivity in FM is poorly understood. What is generally agreed is that the central sensitization seen in FM is secondary to a combination of genetic and environmental factors that render the patient susceptible to developing the widespread chronic pain and related symptoms seen in FM. We believe that, when FM patients are exposed to significant life stressors, be they physical or emotional, it results in an abnormal stress or herpes virus mediated-immune response. Herpes viruses are unique in that they remain in a dormant state (latency) in neuronal nuclei as nonintegrated, circular DNA associated with nucleosomes, with recurrent reactivations for the life of the host. We believe it is likely that nerve resident viral herpetic reactivation is necessary for the nociceptive response seen in FM. This cyclical process of virus reactivation and lytic infection is postulated to perpetuate FM symptoms in these patients.

Our novel therapeutic is directed at interrupting the ongoing immune response by suppressing the herpes virus, which suppresses the abnormal stress response, thereby alleviating the central pain processing abnormality and other FM symptoms. Studies have shown that neither antivirals nor COX-2/NSAIDS taken alone result in a meaningful clinical benefit. However, when administered in combination, the synergistic response was unexpected and promising. This IMC-1 synergistic response resulted from a combination of famciclovir inhibiting viral DNA polymerase and celecoxib inhibiting upregulation of COX-2 (and to a lesser extent COX-1). There have been multiple published studies using NSAIDS/COX-2’s in the treatment of FM. According to a 2017 review published in the Cochrane Database of Systemic Reviews, NSAIDs/COX-2’s alone were shown to be no more effective than placebo in treating pain associated with FM. Products included in the review were ibuprofen 2400mg daily, naproxen 1000mg daily, tenoxicam 20mg daily and COX-2 etoricoxib 90mg daily. Antiviral monotherapy treatment of FM was studied by Dr. Sally A. Kendall and her colleagues and published in 2004 in the Journal of Rheumatology. Dr. Kendall evaluated valacyclovir 1 gram three times a day vs placebo in 60 patients with FM. The results showed no difference in change of pain between valacyclovir and placebo.

Virally induced upregulation of COX enzymes is important for efficient viral replication. An article published by Dr. Lynn W. Enquist, a professor at Princeton University, and his colleagues in the Journal of Virology (2004), demonstrated that many herpes viruses significantly up-regulate COX-2 and to a lesser degree COX-1. In an article published by Yuehong Liu and colleagues in 2014 in The Scientific World Journal, they estimated 14-fold increase in COX-2, 1.8-fold increase in COX-1 during herpes virus infection.

Celecoxib inhibits COX-2 and to a lesser degree COX-1, both of which are critical to the replication and growth of live virions. In general, COX-2 inhibition is regarded as more important than COX-1 inhibition for the suppression of herpes virus reactivation. COX-2 activation is involved in the induction of herpetic recurrences, and COX-2 inhibition is accompanied not only by a reduction of viral shedding, but also a reduction of viral DNA in nerve ganglia.

The anti-herpes virus MOA of the nucleoside analogs (which include famciclovir) is well characterized, and this drug class has been used to treat viruses over decades. In its active state famciclovir is initially phosphorylated to a monophosphate form, after which it is converted to penciclovir triphosphate by cellular kinases within virus-infected cells. Penciclovir triphosphate — the active moiety- competitively inhibits viral DNA polymerase, reducing viral DNA synthesis and replication. The specificity of penciclovir for viral DNA polymerase is an important contributor to its benign safety profile. Famciclovir interrupts DNA polymerase and, in combination with celecoxib, results in synergistic viral suppression. If definitively demonstrated through pivotal clinical trials, the efficacy, safety and tolerability, along with the combined MOA, would, we believe, differentiate IMC-1 from current standard of care and near-term pipeline drugs, while providing new opportunities in the treatment of other chronic pain conditions within the Somatic Symptom Disorders.

Discovery and Development

The initial clinical evidence supporting the development of an antiviral plus COX-2/NSAID combination to address FM was first derived through clinical observation in patients with IBS. IBS patients treated with famciclovir, who were serendipitously also placed on celecoxib to treat their arthritis, showed significant improvement not only in their IBS, but also FM, fatigue, and headaches. In particular, FM patients conveyed that they felt noticeably better when placed on the combination of famciclovir and celecoxib. We believe that stress and other environmental factors reactivate a persistent (indolent) herpes infection, resulting in a continuous nociceptive stimulation and immune response. The cyclical process of virus reactivation and lytic infection of herpes virus perpetuates FM symptoms. To interrupt and reverse viral reactivation and immune response, and resultant continuous nociceptive stimulation requires the suppression of the herpes virus, reverting it into a dormant (latency) status. We believe the coaction (synergy) of therapeutic agents with different antiviral properties is required to suppress herpes virus and reverse the symptoms of FM. Famciclovir, a nucleoside analog DNA inhibitor, inhibits the replication of viral DNA. The herpes virus upregulates COX-2, and to a lesser degree COX-1, and this upregulation of COX enzymes is critical for efficient viral replication. Celecoxib effectively blocks virally induced upregulation of COX enzymes, hence the combined activity of Famciclovir and Celecoxib results in the reversion of the herpes virus to latency.

IMC-1 interrupts the chronic dysfunctional immune response to the herpes virus infection by suppressing viral replication and re-emergence from latency. This results in the suppression of the abnormal stress response seen in IBS and FM, thereby alleviating the central pain processing abnormality. Multiple published clinical studies have confirmed that neither antivirals (such as famciclovir) nor COX-2/NSAIDs (such as celecoxib) administered singly deliver any meaningful clinical benefit. Based on Phase 2a study results, the synergy of the fixed-dose combination of famciclovir and celecoxib (IMC-1) has potential as a FM therapy. If approved, this could differentiate IMC-1 from current standard of care and pipeline products and, we believe, alter treatment outcomes in FM, and potentially a number of other chronic pain conditions in the Somatic Symptom Disorders where herpes viruses may play a role.

Biomarker — Gastrointestinal Tissue Study to see if Herpes Simplex Type 1 (“HSV-1”) is present in IBS/FM

The stomach of FM patients is one of the few sites that presents an opportunity for biopsy of tissue to determine if FM patients are burdened with herpes virus infection, where active FM is resultant upon reactivation of herpes virus infection. We have postulated that herpes virus infected nerve tissue located in the gastric mucosa provides a site for biopsy and represents an excellent site to confirm active herpes virus infection in patients with recurrent active FM. To test this hypothesis, we engaged the University of Alabama to analyze GI biopsy tissue to search for active HSV-1 virus. Thirty patients with documented FM with chronic GI complaints had their stomach biopsied with samples sent to the University of Alabama for analysis by Carol Duffy PhD, University of Alabama virologist. Fifteen controls without chronic pain or FM and without chronic GI conditions were studied as the comparator arm to the open study. The GI biopsies were evaluated for HSV-1 infection by Immunoblot analysis for viral non-structural protein (ICP8) with PCR used to detect herpesvirus DNA sequence. ICP8 is only found during an active HSV-1 infection. A summary of this data is presented below.

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

PRID-201 Phase 2a Study of IMC-1 In Patients with Fibromyalgia (NCT01850420)

PRID-201 Phase 2a Study Design

The PRID-201 study represents the first placebo-controlled study evaluating the safety and efficacy of IMC-1. The Phase 2a clinical study involved 143 FM patients and a 16 -week, multicenter, double blind, randomized, placebo-controlled, Phase 2a proof of concept trial conducted under IND 114827. Randomized patients received either IMC-1 or placebo in a 1:1 ratio. The primary objective of the study was to evaluate the safety and efficacy of IMC-1, as a single treatment for patients with primary FM. The primary efficacy outcome measure was a change from baseline in FM pain. FM pain was assessed using the 24-hour recall average pain score as recorded on the 11-point Numerical Rating Scale (“NRS”) measure during clinic visits, as well as with the 7-day recall average pain score recorded on the Revised Fibromyalgia Impact Questionnaire (“FIQ-R”). The safety and tolerability of treatment with IMC-1 was compared to placebo by analysis of vital signs, laboratory parameters, treatment-emergent adverse events (“TEAEs”), and discontinuation due to adverse events. A complete description of the study, including secondary and exploratory objectives, and results can be found in the PRID-201 Clinical Study Report submitted to the Investigational New Drug (“IND”) on December 11, 2014 (Serial No. 0009).

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

IMC-1 demonstrated statistically significant improvement in the chronic pain of the studied FM patients when measured by either metrics utilized in the study — the 24-hour recall data, or the 7-day pain recall. Additionally, this proof-of-concept study IMC-1 treated subjects reported significant improvements on overall global impression of change at the 12 and 16-week visits. Significant improvement in fatigue (PROMIS fatigue scale) and mood (BDI-II scale) were noted at endpoint.

The primary outcome measure was based on change in patient-reported pain scores from baseline to week 16 of the study. IMC-1 treated subjects reported statistically significant better scores compared to placebo subjects, as summarized below. The two pain scales are very similar. The NRS scale measures pain over the last 24 hours on an 11-point numerical rating scale (from 0 = no pain to 10 = worst imaginable pain) that was recorded during clinic visits. The FIQ-R is a disease specific instrument designed to assess the impact of FM on various aspects of the patient’s well-being. The symptom section of the FIQ-R asks the patient to rate their level of pain over the past 7 days using an 11-point numerical scale (from 0 = No Pain to 10 = Unbearable Pain).

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

FIQ-R total score change was significant as was the PROMIS Fatigue inventory, both of which evidence that IMC-1 does more than just modify the perception of pain. The FIQ-R total score is a composite of all questions from all three domains (Functional, Overall Impact and Symptoms). Fatigue was assessed in both the PROMIS fatigue score and the MFI total score. In the statistical analyses, the reductions from Baseline to Week 16 were numerically greater in the IMC-1 group than in the placebo group and reached statistical significance for the reduction in fatigue score in the PROMIS assessment (LS mean change of -2.68 vs. -6.65, p=0.001) but not in the MFI total score assessment (LS mean change -3.69 vs. -6.90, p=0.107).

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

Use of Rescue Medication

Tramadol use was prospectively identified as the only rescue therapy by IMC. The proportion of patients taking tramadol for FM rescue was defined as all tramadol usage from the concomitant medication logs. The proportion of patients who took rescue therapy for FM was summarized by treatment group. The use of tramadol was significantly higher in the placebo group compared to the IMC-1 group.

IMC-1 exhibited consistent improvement across several secondary FM treatment outcomes, including functional assessments, lower fatigue, increased time to rescue medication and improvements in FM patient’s global health status, as reflected in the table below.

PRID-201 Phase 2a Safety

Tolerability of IMC-1 was better than placebo in Study PRID-201 (P2a). As shown below, many of the treatment-emergent adverse event categories, including gastrointestinal, were reported more frequently in the placebo group and are actually symptoms of FM. No serious unexpected adverse events were noted in this study. There were no deaths during the study and only 3 serious adverse events (“SAEs”) were reported. The 2 SAEs in the IMC-1 group were a Non-ST Segment Elevation Myocardial Infarction and a Facial Cellulitis and the 1 placebo group SAE was a right breast micro-metastatic ductal carcinoma. One of the 3 SAEs was considered possibly related to study treatment — the non-ST segment elevation myocardial infarction that occurred early in the study in a 47-year-old patient treated with IMC-1. The causal relationship of this SAE to treatment with IMC-1 cannot be ruled out; however, the patient’s underlying coronary artery disease and strong family history of premature cardiac disease suggest that other causal factors were also involved.

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

IMC-1 Phase 2a End of Study Blinded Questionnaire

An end of study questionnaire analysis was included as an exploratory instrument in this Phase 2a study. It simply asked the patients whether they had suffered any conditions listed below which are commonly associated with FM, and if so, how their symptoms were now relative to baseline. The likelihood of improvement versus placebo was measured for patients on IMC-1 in the blinded “End of PRID-201 Phase 2a Trial” Questionnaire; data listed below:

●	FM and Chronic Fatigue: 2.2 times (improvement vs placebo)
●	IBS: 2.8 times
●	Brain Fog (cognitive impairment): 2.1 times
●	Headache: 2.5 times

●	Temporomandibular joint: 5 times
●	Insomnia: 1.7 times
●	Neck and back pain: 2.3 times
●	Anxiety: 2.8 times
●	Depression: 1.6 times

This information was gathered as exploratory data to inform future research. For example, patients who were on IMC-1 and had IBS symptoms were 2.8 times more likely to be improved compared to placebo. IBS is one of the indications we may explore for future IMC-1 clinical trials.

Regulatory and Development Timeline

We have regularly engaged the FDA on IMC-1 for the treatment of FM. The FDA has provided the following guidance with respect to the development of IMC-1 for the treatment of FM. Since we are combining proprietary doses of two previously approved drugs, our fixed dose combination product candidate is eligible for submission to the FDA for approval under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act (“FDCA”). Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies that were not conducted by, or for, the applicant and on which the applicant has not obtained a right of reference. The 505(b)(2) application enables us to reference published literature and/or the FDA’s previous findings of safety and effectiveness for previously approved drugs with the same active ingredient. Under Section 505(b)(2), we plan to rely upon FDA’s previous findings of safety and effectiveness, and extensively reference several sections of the US Prescribing Information for Famvir (famciclovir), from Novartis, and Celebrex (celecoxib), from Pfizer, the reference drugs for our program. The 505(b)(2) NDA filing will rely on portions of the development programs conducted by the sponsors of the reference drugs, as described in the FDA-approved US Prescribing Information. The FDA has agreed to our (b)(2) filing plan.

At the conclusion of our Phase 2a clinical study in 2017 we held an end-of-phase 2 meeting with the FDA and conducted a subsequent conference call with the FDA in November 2017. As a result of those meetings the FDA has provided us with a defined path forward to Phase 3, including agreement to initiate a Phase 2b study and/or Phase 3 trial after we provide animal toxicology study data, conduct a human PK study with celecoxib and famciclovir combined in one tablet (which has been completed) and submit the Phase 2b clinical trial protocol that includes monitoring renal function through standard safety labs to the FDA.

The human PK study on the new tablet, using a three-way crossover study design, has been successfully completed. IMC-1 performed as expected in the human PK study, with no drug-drug interactions and no reported adverse events. Multiple dose PK of IMC-1 has been well characterized and provides additional data to better understand the PK profile of IMC-1.

We have also successfully completed the required 90-day sub-chronic toxicology studies with the oral combination of IMC-1 that we believe support the optimal dosing to be used in the Phase 2b and Phase 3 trials. This GLP 13-week general toxicology study with toxicokinetics and a recovery period has been completed, as has a 13-week GLP study of embryo-fetal development in rats, including using higher famciclovir doses. There were no unexpected toxicities form INC-1 (all toxicities shown were consistent with the known toxicities of the individual reference drugs – celecoxib and famciclovir). Based on its review of prior 90-day and chronic toxicology studies, the FDA is requesting that we assess long term testicular and kidney toxicity in our chronic toxicology studies.

In order to support chronic long-term dosing with IMC-1, we are executing the required chronic toxicology studies in parallel to the Phase 2b study. These studies consist of a six-month rat and a nine-month dog study. The development of the IMC-1 tablet formulation and manufacture was completed at Frontida (Aurora, IL) along with the ongoing stability data (18-month stability data completed). The IMC-1 prototype tablet, completed at Catalent, had excellent 24-month stability.

In May 2021, we began screening patients in our Phase 2b study in FM, known as the FORTRESS study (an abbreviation of and stands for Fibromyalgia Outcome Research Trial Evaluating Synergistic Suppression of Herpes Virus) and in June 2021, we announced the dosing of our first patient in the FORTRESS study. We are presently enrolling over 400 female patients aged 18 to 65 who have been diagnosed with FM using the 2016 American College of Rheumatology diagnostic criteria for FM. The study participants will be randomized to receive either IMC-1 or placebo in a 1:1 ratio. The primary endpoint for our FORTRESS study will focus on reduction in pain over time. Pain reduction is measured daily by the NRS 24-hour recall scale via an electronic diary that the patient uses at home. In addition to assessing the FM patients pain reduction, we are also assessing IMC-1’s ability to improve symptoms of fatigue, sleep disturbance, improvements in overall global health status and improved patient function. Currently, we have enrolled over 50% of patients in the trial and project top line results from the FORTRESS study in the third quarter of 2022. In parallel to the FORTRESS study, our chronic toxicology studies in two species are progressing as planned. These studies are required by regulatory authorities to support chronic administration of IMC-1 in forward clinical development. The results of our chronic toxicology program are timed to complete in the third quarter of 2022 as well. In the fourth quarter of 2022, we plan to have an end-of-Phase 2 meeting with the FDA followed by the initiation of a multifactorial Phase 3 trial in 2023. The Phase 2b study design is exhibited below.

Phase 2b Study Design and Timeline

Market and Competition

The three pharmaceutical agents currently approved for the treatment of FM, pregabalin (Lyrica), duloxetine (Cymbalta) and milnacipran (Savella) are all associated with significant adverse events and limited clinical efficacy. Despite this, Lyrica and Cymbalta together had peak sales of approximately $10 billion across all of their approved indications, with Lyrica achieving sales of $3.6 billion in the United States in 2018, including sales related to FM. Reflecting the need for more effective and better tolerated treatments, a large number of additional products are also prescribed that are not indicated for FM. The American Academy of Rheumatology and FDA, strongly recommends avoiding opioid narcotic medications for treating FM. Evidence shows these drugs are not helpful to most people with FM and will cause greater pain sensitivity or make pain persist. Despite that, research shows that FM patients are prescribed opioids as part of their treatment regimen.

According to the National Fibromyalgia & Chronic Pain Association, approximately 10 million Americans and 3% – 6% of people worldwide are afflicted with FM. Common chronic pain conditions affect approximately 116 million adults in the United States at a cost of $560 – $635 billion annually in direct medical treatment costs and lost productivity. This estimate combines the incremental cost of health care ($261-$300 billion) and the cost of lost productivity ($299 – $335 billion), more than heart disease or cancer. Competitive late-stage FM pipeline products are not disruptive to the current standard of care, nor do they appear to address the root cause of the disease.

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

Our recently completed 2020 assessment provided an updated disease review, forecast and valuation for FM and IBS for the U.S. and Ex-U.S. markets. Both assessments show that significant unmet medical needs exist in the FM treatment armamentarium, as well as the IBS treatment armamentarium, highlighting the commercial potential for a new medicine that proves to be safe and effective as determined by the FDA.

Primary Research Background

In our 2014 assessment 75 physicians were surveyed, targeting high volume prescribers in key geographies and practice settings (rheumatologists, pain specialists, neurologists, primary care) across the United States. Also, eight high prescribing key opinion leader physicians (“KOLs”) were interviewed to gain qualitative insights into the treatment paradigm for FM and related disorders. Additionally, six payors were interviewed to determine their receptivity to IMC-1 as a first line treatment, how price sensitive these payors would be, how likely they would be to reimburse IMC-1, and whether Medicare would cover IMC-1.

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

Secondary Research: FM Pipeline

Both of our 2014 and 2020 assessments analyzed historical markets for FM and related disorders and identified key players and trends. They also created competitive intelligence on all in-line and pipeline FM treatments, including ongoing U.S. clinical trials. It is worth noting that the mechanistic approach for all of these potential new treatment candidates is complementary to the antiviral IMC-1 mechanistic approach, thus not true competitors to IMC-1, presuming continued success.

Other Market Opportunities

Each of the 2014 and 2020 assessment confirmed that FM represents an unmet medical need with a large market opportunity and that IMC-1 is a differentiated product. Overall, the assessment found that physicians are not satisfied with current FM treatments, that the etiology and cause of FM remains poorly understood, and that current products only manage the symptoms of FM. We believe our paradigm changing discovery that herpes virus could play an important role in the pathogenesis of FM which we believe was confirmed in our Phase 2a study, with wide scale clinical utility to be further examined and tested in our Phase 2b FORTRESS study. If successfully proven, we believe that IMC-1 can be disruptive to the market and can change the way FM is treated. The 2020 assessment showed IMC-1’s novel MOA and positive Phase 2a results differentiate it mechanistically from current and pipeline FM products.

Furthermore, there is increasing recognition in the scientific community of the potential role of activated viruses, triggering a wide range of morbidities, including FM, IBS, fatigue related disorders and potentially dementia and even long Covid (“Long COVID”) symptoms. The Company is providing the Bateman Horne Center with an unrestricted grant for an investigator-sponsored study to explore the therapeutic potential of combination antiviral therapy with Virios’ second development candidate, IMC-2, a combination of valacyclovir and celecoxib. The study will evaluate changes in common Long COVID symptoms such as fatigue, sleep, attention, pain, autonomic function and anxiety and commence recruiting in the second quarter of 2022, with data expected in the first half of 2023.

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

As of December 31, 2021, our portfolio of owned patents totaled 21 issued patents in the United States and abroad. This includes three Composition of Matter patents, including a Synergistic Patent, and two Method of Use patents in the United States, all of which relate to IMC-1. Exclusivity with all patents extends to 2033.

Issued US IMC-1 Patents

●	U.S. “Composition of Matter” Patents (US 8,809,351 & US 10,034,846) Drug-combination of famciclovir and celecoxib
●	U.S. “Method-of-Use” Patent (US 9,040,546) Famciclovir + celecoxib for the treatment of FM (fibromyalgia), CFS or IBS
●	U.S. “Method-of-Use” Patent (US 9,173,863) Method of dispensing famciclovir + celecoxib in a regimen to treat Functional Somatic Syndrome conditions
●	U.S. “Composition of Matter” Synergistic Patent (US 10,251,853) Synergistic combination for total daily dose of famciclovir and celecoxib

Issued Foreign IMC-1 Patents

●	European Patent (EP 2 811 833 & 2 965 759 – validated in 18 countries)
●	Japan (JP 5855770 & 6422848)
●	Australia (AU 2013217110)
●	China (CN 104144606)
●	Korea (KR 10-1485748)
●	Canada (2,863,812)

U.S. Patents Covering Other Anti-Viral Combinations

●	U.S. 9,682,051 (acyclovir/meloxicam)
●	U.S. 8,623,882 (acyclovir/diclofenac)
●	U.S. 9,259,405 (famciclovir/diclofenac)
●	U.S. 9,642,824 (valacyclovir/diclofenac)
●	U.S. 9,980,932 (valacyclovir/meloxicam)
●	U.S. 10,543,184 (acyclovir/celecoxib)
●	U.S. 10,632,087 (famciclovir/meloxicam)
●	U.S. 11,096,912 (valacyclovir/celecoxib)

Individual patents extend for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, patents issued for regularly filed applications in the United States are granted a term of 20 years from the earliest effective non-provisional filing date. In addition, in certain instances, a patent term can be extended to recapture a portion of the U.S. Patent and Trademark Office (“USPTO”) delay in issuing the patent as well as a portion of the term effectively lost as a result of the FDA regulatory review period.

However, as to the FDA component, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date. However, the actual protection afforded by a patent varies on a product-by-product basis, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

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

We have also been granted additional U.S. and EU patents, representing all possible combinations of targeted antivirals and non-steroidal anti-inflammatory drugs (NSAIDs/COX-2s) containing appropriate COX-2 & COX-1 inhibition. At present, we are developing only IMC-1 (famciclovir/celecoxib) with the other patents being obtained to increase the therapeutic combinations that we may explore in the future to treat other virally medicated illnesses.

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

Material Agreements

In 2012, we entered into a Know-How License Agreement (the “License Agreement”) with the University of Alabama. In consideration for the License Agreement, the University of Alabama received membership interests in the Company representing 10% of the issued membership interests at that time. The License Agreement is in effect for 25 years and will terminate on June 1, 2037. Under the License Agreement, we were granted a non-exclusive, worldwide, royalty-free license to utilize, including the right to sublicense and sell products incorporating, the know-how, technical information, and data related and pertaining to the herpesvirus biology, including herpesvirus replication mechanisms, modes of action of anti-herpesvirus medications, and sensitivity and accuracy of herpesvirus diagnostic tests, any of which were developed by the University of Alabama under the direction of Dr. Carol Duffy before the effective date of the License Agreement, all of which is defined as the Technical Information. The University of Alabama reserved the right to use the Technical Information for educational, research, clinical, and other non-commercial purposes. We may assign the license to any purchaser or transferee of substantially all of our assets.

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

U.S. Government Regulation of Drug Products

In the United States, the FDA regulates drugs under the FDCA and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending NDAs, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

●	Completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice (“GLP”) regulations.
●	Submission to the FDA of an IND, which must become effective before human clinical trials may begin.
●	Approval by an independent institutional review board (“IRB”) at each clinical site before each trial may be initiated.
●	Performance of adequate and well-controlled human clinical trials in accordance with good clinical practice (“GCP”) requirements to establish the safety and efficacy of the proposed drug product for each indication.
●	Submission to the FDA of an NDA.
●	Satisfactory completion of an FDA advisory committee review, if applicable.
●	Satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practice (“cGMP”) requirements and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity.

●	Satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data.
●	Payment of user fees and securing FDA approval of the NDA.
●	Compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy (“REMS”) and the potential requirement to conduct post-approval studies.

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

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. Phase 1, Phase 2 and Phase 3 studies or trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.

Marketing Approval

Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee. Under the Prescription Drug User Fee Act (“PDUFA”), guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA, for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision.

In addition, under the Pediatric Research Equity Act of 2003, as amended and reauthorized, certain NDAs or supplements to an NDA must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective.

The FDA also may require submission of a REMS plan to ensure that the benefits of the drug outweigh its risks. The REMS plan could include medication guides, physician communication plans, assessment plans, and/or elements to assure safe use, such as restricted distribution methods, patient registries, or other risk minimization tools.

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

Moreover, under the provisions of the Food and Drug Administration Safety and Innovation Act passed in July 2012, a sponsor can request designation of a product candidate as a “breakthrough therapy.” A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs designated as breakthrough therapies are also eligible for accelerated approval. The FDA must take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval of a breakthrough therapy.

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

U.S. Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of our product candidate, IMC-1, or any other development candidate for which we may seek regulatory approval. Sales in the U.S. will depend in part on the availability of adequate financial coverage and reimbursement from third-party payors, which include government health programs such as Medicare, Medicaid, TRICARE and the Veterans Administration, as well as managed care organizations and private health insurers. Prices at which we or our customers seek reimbursement for our product candidates can be subject to challenge, reduction or denial by payors.

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

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons from soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value;
●	federal false claims and civil monetary penalties laws, including the federal civil False Claims Act, which prohibits anyone from, among other things, knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services that are false or fraudulent;
●	provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created federal criminal statutes that prohibit, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program or making false statements in connection with the delivery of or payment for healthcare benefits, items or services. In addition, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, impose certain requirements relating to the privacy, security and transmission of individually identifiable health information; and
●	the federal Physician Payment Sunshine Act requirements, under the Patient Protection and Affordable Care Act, which require manufacturers of certain drugs and biologics to track and report to CMS payments and other transfers of value they make to U.S. physicians and teaching hospitals as well as physician ownership and investment interests in the manufacturer. Many states have their own Sunshine laws governing the tracking and reporting of payments to healthcare providers.

The Hatch-Waxman Amendments and Generic Competition

Section 505(b)(2) NDAs

As an alternative path to FDA approval for modifications to formulations or uses of products previously approved by the FDA, an applicant may submit an NDA under Section 505(b)(2) of the FDCA.

Section 505(b)(2) was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as “the Hatch-Waxman Amendments” to the FDCA and enables the applicant to rely, in part, on the FDA’s previous approval of a similar product, or published literature, in support of its application. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by, or for, the applicant and for which the applicant has not obtained a right of reference. If the Section 505(b)(2) applicant can establish that reliance on FDA’s previous findings of safety and effectiveness is scientifically appropriate, it may eliminate the need to conduct certain preclinical studies or clinical trials of the new product. The FDA may also require companies to perform additional studies or measurements, including clinical trials, to support the change from the approved reference drug. The FDA may then approve the new product candidate for all, or some, of the label indications for which the reference drug has been approved or for any new indication sought by the Section 505(b)(2) applicant.

ANDA Approval Process

The Hatch-Waxman Amendments also established an abbreviated FDA approval process for drugs that are shown to be bioequivalent to drugs previously approved by the FDA through the NDA process. Approval to market and distribute these drugs is obtained by filing an abbreviated new drug application (“ANDA”) with the FDA. An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown to be bioequivalent to the listed drug. An ANDA is a comprehensive submission that contains, among other things, data and information pertaining to the active pharmaceutical ingredient, drug product formulation, specifications and stability of the generic drug, as well as analytical methods, manufacturing process validation data and quality control procedures. ANDAs are termed abbreviated because they generally do not include preclinical and clinical data to demonstrate safety and effectiveness. Instead, a generic applicant must demonstrate that its product is bioequivalent to the innovator drug. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug and can often be substituted by pharmacists under prescriptions written for the original listed drug.

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

To market our future products in the EEA (which is comprised of the 27 Member States of the EU plus Norway, Iceland and Liechtenstein) and many other foreign jurisdictions, we must obtain separate regulatory approvals. More concretely, in the EEA, medicinal products can only be commercialized after obtaining a Marketing Authorization (“MA”). There are two types of marketing authorizations:

●	The Community MA, which is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use of the European Medicines Agency (“EMA”), and which is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products and medicinal products indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU; and
●	National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member State through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure.

Under the above described procedures, before granting the MA, the EMA or the competent authorities of the member countries of the EEA assess the risk-benefit balance of the product based on scientific criteria concerning its quality, safety and efficacy.

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

In the EEA, an application for designation as an orphan product can be made any time prior to the filing of an application for approval to market the product. Marketing authorization for an orphan drug leads to a ten-year period of market exclusivity. During this market exclusivity period, the EMA or the member state competent authorities, cannot accept another application for a marketing authorization, or grant a marketing authorization, for a similar medicinal product for the same indication. The period of market exclusivity is extended by two years for medicines that have also complied with an agreed pediatric investigation plan.

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

Human Capital Resources

As of December 31, 2021, we had five full-time employees. Accordingly, a high percentage of our work performed for our development projects is outsourced to qualified independent contractors. All employees and contractors are subject to contractual agreements that specify requirements for confidentiality, ownership of newly developed intellectual property and restrictions on working for competitors as well as other matters.

Facilities

We do not own or lease any offices at this time other than a “virtual office” at the address set forth on the cover page of this Annual Report.

Website

Our internet address is https://www.virios.com.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below and the other information contained in the Annual Report on Form 10-K. Our business, financial condition, results of operations or prospects could be materially and adversely affected if any of these risks occurs, and as a result, the market price of our common stock could decline.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We are not currently profitable, and we may never achieve or sustain profitability.

We are a development-stage biotechnology company with a limited operating history and have incurred losses since our formation. We incurred net losses of $15,960,268 and $10,346,395 for each of the years ended December 31, 2021 and 2020. As of December 31, 2021, we had an accumulated deficit of $43,925,373. We have not commercialized any products and have never generated revenue from the commercialization of any product. To date, we have devoted most of our financial resources to research and development, including our preclinical and clinical work, and to intellectual property.

We expect to incur significant additional operating losses for the next several years, at least, as we advance IMC-1 and any other candidates through clinical development, complete clinical trials, seek regulatory approval and commercialize the drug or any other candidates, if approved. The costs of advancing candidates into each clinical phase tend to increase substantially over the duration of the clinical development process. Therefore, the total costs to advance any of our candidates to marketing approval in even a single jurisdiction will be substantial. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of any products or achieve or maintain profitability. Our expenses will also increase substantially if and as we:

●	conduct our Phase 2b FORTRESS study, or conduct clinical trials for any other indications or other candidates;
●	establish sales, marketing, distribution, and compliance infrastructures to commercialize our drug, if approved, and for any other candidates for which we may obtain marketing approval;
●	maintain, expand and protect our intellectual property portfolio;
●	hire additional clinical, scientific and commercial personnel;
●	add operational, financial and management information systems and personnel, including personnel to support our development and planned future commercialization efforts, as well as to support our transition to a public reporting company; and
●	acquire or in-license or invent other candidates or technologies.

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

Our cash on hand of $14,008,184 as of December 31, 2021, will enable us to fund our operations through the end of the first quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could deploy our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to the:

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

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our common stockholder’s rights as common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, intellectual property, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate candidate development or future commercialization efforts.

Unstable global market and economic conditions may have serious adverse consequences on our business, financial condition and results of operations.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates and uncertainty about economic stability. For example, the current conflict between Ukraine and Russia has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive.

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

As we continue to build our business, we expect our financial condition and operating results may fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, the results of any particular quarterly or annual period should not be relied upon as indications of future operating performance.

Risks Related to Development, Clinical Testing, Manufacturing and Regulatory Approval

We are heavily dependent on the success of IMC-1, our most advanced candidate, which is still under clinical development, and if this drug does not receive regulatory approval or is not successfully commercialized, our business may be harmed.

We do not have any products that have gained regulatory approval. Currently, our lead development-stage candidate is IMC-1. As a result, our business is dependent on our ability to successfully complete clinical development of, obtain regulatory approval for, and, if approved, successfully commercialize IMC-1 in a timely manner. We cannot commercialize IMC-1 in the United States without first obtaining regulatory approval from the FDA; similarly, we cannot commercialize IMC-1 outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of IMC-1 for a target indication, we must demonstrate with substantial evidence gathered in preclinical studies and clinical trials, generally including two adequate and well-controlled clinical trials, and, with respect to approval in the United States, to the satisfaction of the FDA, that IMC-1 is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate. Even if IMC-1 were to successfully obtain approval from the FDA and comparable foreign regulatory authorities, any approval might contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval for IMC-1 in one or more jurisdictions, or any approval contains significant limitations, we may not be able to obtain sufficient funding or generate sufficient revenue to continue the development of any other candidate that we may in-license, develop or acquire in the future. Furthermore, even if we obtain regulatory approval for IMC-1, we will still need to develop a commercial organization, establish commercially viable pricing and obtain approval for adequate reimbursement from third-party and government payors. If we are unable to successfully commercialize IMC-1, we may not be able to earn sufficient revenue to continue our business.

We may face future business disruption and related risks resulting from the ongoing outbreak of the novel coronavirus 2019 (COVID-19) or from another pandemic, epidemic or outbreak of an infectious disease, any of which could have a material adverse effect on our business.

The development of our drug candidates could be disrupted and materially adversely affected in the future by a pandemic, epidemic or outbreak of an infectious disease like the ongoing outbreak of COVID-19. In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout the world, including the United States. On March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”. The significant outbreak of COVID-19 has resulted in a widespread health crisis, has adversely affected the economies and financial markets worldwide, and could adversely affect our business, results of operations and financial condition. More recently, in 2021, a “Delta” variant and subsequent “Omicron” variant of the COVID-19 virus has reignited concerns of a new or more contagious spread of the virus as a result of these, or any additional, variants.

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

The ultimate extent of the impact of any epidemic, pandemic or other health crisis, including COVID-19, on our ability to advance the development of our drug candidates, including delays in starting or completing clinical trials, or to raise financing to support the development of our drug candidates, will depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the severity of such epidemic, pandemic or other health crisis and actions taken to contain or prevent their further spread, among others.

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

We could also encounter delays if a clinical trial is suspended or terminated by us, the IRBs or IECs of the institutions in which such trials are being conducted, the Data Safety Monitoring Board, or DSMB, for such trial or the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Furthermore, we rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and, while we have agreements governing their committed activities, we have limited influence over their actual performance, as described in “Risks Related to Our Dependence on Third Parties.”

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

Prior to obtaining approval to commercialize a candidate in the United States or abroad, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or foreign regulatory agencies, that such candidates are safe and effective for their intended uses. Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we believe the preclinical or clinical data for our candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. The FORTRESS study includes both primary and secondary endpoints consistent with previously approved medicines. If IMC-1 achieves statistically significant effects on the pain reduction endpoints, and IMC-1 continues to be well tolerated, we plan to seek approval of IMC-1 based on the results of a single Phase 3 clinical study, as opposed to the traditional approach of conducting two or more Phase 3 studies. A single-study approach is permissible in certain circumstances, but such circumstances are exceptional and FDA may not agree with that proposed approach, and thus we may be required to conduct two Phase 3 trials.

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

Of the large number of drugs in development, only a small percentage successfully complete the regulatory approval processes and are commercialized. This lengthy approval process, as well as the unpredictability of future clinical trial results, may result in our failing to obtain regulatory approval to market IMC-1 or another candidate, which would significantly harm our business, results of operations and prospects.

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

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our clinical trials, and even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depends on many factors, including:

●	the patient eligibility criteria defined in the protocol;
●	the size of the patient population required for analysis of the trial’s primary endpoints;
●	the nature of the trial protocol;
●	the existing body of safety and efficacy data with respect to the product candidate;
●	the proximity of patients to clinical sites;
●	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
●	clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating;
●	competing clinical trials being conducted by other companies or institutions;
●	our ability to maintain patient consents;
●	the risk that patients enrolled in clinical trials will drop out of the trials before completion; and
●	delays or difficulties in enrollment and completion of studies due to the COVID-19 pandemic.

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

Serious adverse events or undesirable side effects caused by IMC-1 or any other candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Results of any clinical trial we conduct could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Patients treated with IMC-1 in our Phase 2a study discontinued due to adverse events at a rate lower than patients treated with placebo. The most common adverse events IMC-1 patients experienced were gastrointestinal events and headache, in both cases at rates lower than placebo. There were three serious adverse events observed in the Phase 2a study, two on patients treated with IMC-1, and one for a placebo treated patient.

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

We expect to initially seek approval for IMC-1 for FM in the United States. Our estimates of market potential have been derived from a variety of sources, including scientific literature, patient foundations and primary and secondary market research, and may prove to be incorrect. Even if we obtain significant market share for any product candidate, if approved, if the potential target populations are small, we may never achieve profitability without obtaining marketing approval for additional indications.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the current presidential administration may impact our business and industry. Namely, the current presidential administration has taken several executive actions, including the issuance of a number of executive orders, which could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict how these executive actions will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

IMC-1 uses novel dosage strengths of both famciclovir and celecoxib, neither of which dosage strengths have been approved by FDA for other products. Thus, there are no currently-approved single-ingredient generic products that could readily be prescribed in combination as a direct equivalent substitute for IMC-1. However, physicians are lawfully able to prescribe drugs for unapproved uses and in unapproved strengths, and it is possible that some physicians could seek to prescribe separately approved generic versions of these two drugs in combination as a treatment for FM or other proposed indications for IMC-1, in an attempt to lower the costs to their patients.

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

We do not anticipate having the resources in the foreseeable future to allocate to the sales and marketing of our product candidates, if approved, in certain markets overseas. Therefore, our future success will depend, in part, on our ability to enter into and maintain collaborative relationships for such capabilities, the collaborator’s strategic interest in a product and such collaborator’s ability to successfully market and sell the product. We intend to pursue collaborative arrangements regarding the sale and marketing of IMC-1, if approved, for certain markets overseas; however, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or if able to do so, that they will have effective sales forces. To the extent that we depend on third parties for marketing and distribution, any revenues we receive will depend upon the efforts of such third parties, and there can be no assurance that such efforts will be successful.

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

We rely, and will continue to rely, on CROs, CRO-contracted vendors and clinical trial sites to ensure the proper and timely conduct of our clinical trials, including our Phase 2b FORTRESS study of IMC-1. Our reliance on CROs for clinical development activities limits our control over these activities, but we remain responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards.

We and our CROs will be required to comply with the Good Laboratory Practice requirements for our preclinical studies and GCP requirements for our clinical trials, which are regulations and guidelines enforced by the FDA and are also required by comparable foreign regulatory authorities. Regulatory authorities enforce GCP requirements through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. There can be no assurance that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements. In addition, our clinical trials must be conducted with product produced under cGMP requirements. Accordingly, if our CROs fail to comply with these requirements, we may be required to repeat clinical trials, which would delay the regulatory approval process.

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

In the United States and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or the ACA, was passed, which substantially changed the way healthcare is financed by both the government and private insurers and continues to significantly impact the U.S. pharmaceutical industry. Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA, including legal and constitutional challenges in the Fifth Circuit Court and the United States Supreme Court. In June 2021, the Supreme Court of the United States held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case without specifically ruling on the constitutionality of the ACA. Accordingly, the ACA remains in effect in its current form. It is unclear how this Supreme Court decision, future litigation, or healthcare measures promulgated by the administration of President Biden will impact our business, financial condition and results of operations. Complying with any new legislation or changes in healthcare regulation could be time consuming and expensive, resulting in a material adverse effect on our business.

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

Recently enacted U.S. tax legislation has significantly changed the U.S. federal income taxation of U.S. corporations, including by reducing the U.S. corporate income tax rate, limiting interest deductions, and revising the rules governing net operating losses. Many of these changes are effective immediately, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and Internal Revenue Service, or the IRS, any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. For example, European patent law restricts the patentability of methods of treatment of the human body more than U.S. law does. However, in certain instances, the laws of the United States are more restrictive than those of foreign countries. For example, a recent series of United States Supreme Court cases has narrowed the types of subject matter considered eligible for patenting. Accordingly, certain diagnostic methods are considered ineligible for patenting because they are directed to a “law of nature.” Further, publications of discoveries in scientific literature often lag the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.

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

From time to time, we may identify patents or applications in the same general area as our products and product candidates. We may determine these third-party patents are irrelevant to our business based on various factors including our interpretation of the scope of the patent claims and our interpretation of when the patent expires. If the patents are asserted against us, however, a court may disagree with our determinations. Further, while we may determine that the scope of claims that will issue from a patent application does not present a risk, it is difficult to accurately predict the scope of claims that will issue from a patent application, our determination may be incorrect, and the issuing patent may be asserted against us. We cannot guarantee that we will be able to successfully settle or otherwise resolve such infringement claims. If we fail in any such dispute, in addition to being forced to pay monetary damages, we may be temporarily or permanently prohibited from commercializing our product candidates. We might, if possible, also be forced to redesign our product candidates so that we no longer infringe on the third-party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business.

Changes in patent laws or patent jurisprudence could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

As is the case with other biopharmaceutical and pharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical and pharmaceutical industries involve both technological complexity and legal complexity. Therefore, obtaining and enforcing biopharmaceutical and pharmaceutical patents is costly, time-consuming and inherently uncertain. In addition, the America Invents Act (“AIA”) which was passed in September 2011, resulted in significant changes to the U.S. patent system.

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

Our shares of common stock began trading on The Nasdaq Capital Market on December 17, 2020. Given the limited trading history of our common stock, there is a risk that an active trading market for our shares will not be sustained, which could put downward pressure on the market price for our common stock and thereby affect the ability of our stockholders to sell their shares. Our ability to raise capital to continue to fund operations by selling shares of our common stock and our ability to acquire other companies or technologies by using shares of our common stock as consideration may also be impaired.

The market price of our common stock is highly volatile, which could result in substantial losses for holders of our common stock.

The market price of our common stock is highly volatile and is subject to wide fluctuations in response to a variety of factors, including the following:

●	any delay in the enrollment and ultimate completion of our Phase 2b FORTRESS study of IMC-1;
●	any delay in submitting an NDA and any adverse development or perceived adverse development with respect to the FDA’s review of that NDA;
●	failure to successfully develop and commercialize IMC-1 or any future candidate;
●	inability to obtain additional funding;
●	regulatory or legal developments in the United States and other countries applicable to IMC-1 or any other candidate;
●	adverse regulatory decisions;
●	changes in the structure of healthcare payment systems;
●	inability to obtain adequate product supply for IMC-1 or any other candidate, or the inability to do so at acceptable prices;
●	introduction of new products, services or technologies by our competitors;
●	failure to meet or exceed financial projections we provide to the public;
●	failure to meet or exceed the estimates and projections of the investment community;
●	changes in the market valuations of companies similar to ours;
●	market conditions in the pharmaceutical and biotechnology sectors, and the issuance of new or changed securities analysts’ reports or recommendations;
●	announcements of significant acquisitions, strategic collaborations, joint ventures or capital commitments by us or our competitors;
●	significant lawsuits, including patent or shareholder litigation, and disputes or other developments relating to our proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

●	additions or departures of key scientific or management personnel;
●	sales of our common stock by us or our shareholders in the future;
●	trading volume of our common stock;
●	general economic, industry and market conditions; and
●	the other factors described in this “Risk Factors” section.

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

The trading market for our common stock depends, in part, on the research and reports that securities or industry analysts may publish about us or our business. We do not have any control over these analysts. If our financial performance fails to meet analyst estimates or one or more of the analysts who cover us downgrade our common stock or change their opinion of our common stock, our share price would likely decline. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. As a result, capital appreciation, if any, of our common stock would be our stockholder’s sole source of gain on an investment in our common stock for the foreseeable future.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own approximately 28.5% of our outstanding voting stock. Therefore, these stockholders may be able to significantly influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. The interests of this group of stockholders may not always coincide the interests of our public market investors and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

We are subject to significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, or SOX, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations impose various requirements on U.S. reporting public companies, including the establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified senior management personnel or members for our board of directors. In addition, these rules and regulations are often subject to varying interpretations, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

While we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To prepare for eventual compliance with Section 404 of SOX, once we no longer qualify as an emerging growth company or are not entitled to other available exemptions, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be reevaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. In connection with our IPO, we began the process of documenting, reviewing and improving our internal controls and procedures for compliance with Section 404 of SOX, which will require annual management assessment of the effectiveness of our internal control over financial reporting.

Implementing any appropriate changes to our internal controls may distract our officers and employees, entail substantial costs to modify our existing processes and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls and any failure to maintain that adequacy or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our common share price and make it more difficult for us to effectively market and sell our service to new and existing customers.

We are an “emerging growth company,” and a “smaller reporting company” and the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including exemption from compliance with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock held by non-affiliates exceeds $700 million as of the end of our prior second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 and reduced disclosure obligations regarding executive compensation.

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

Provisions in our certificate of incorporation and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions include those establishing:

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

Our certificate of incorporation and our bylaws, to the fullest extent permitted by law, provide that the Court of Chancery of the State of Delaware will be the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the General Corporation Law of the State of Delaware, our certificate of incorporation, or our bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine.

Moreover, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder and our bylaws provide that the federal district courts of the United States of America will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or a Federal Forum Provision. Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder and neither the exclusive forum provision nor the Federal Forum Provision applies to suits brought to enforce any duty or liability created by the Exchange Act. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the regulations promulgated thereunder.

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

Item 3. Legal Proceedings

From time to time, we may be involved in claims that arise during the ordinary course of business. Regardless of the outcome, litigation can be costly and time consuming, and it can divert management’s attention from important business matters and initiatives, negatively impacting our overall operations. we do not currently have any pending litigation to which we are a party or to which our property is subject that we believe to be material. Regardless of the outcome, litigation can be costly and time consuming, and it can divert management’s attention from important business matters and initiatives, negatively impacting our overall operations.

On August 26, 2021, Torreya Capital LLC (“Torreya”) filed a demand for arbitration with the American Arbitration Association in New York, New York in connection with a claim by Torreya that it is entitled to a transaction fee of $1,035,000 related to the Company’s IPO, plus the costs of arbitration, based on services Torreya alleges to have provided for the Company as a financial advisor to the Company prior to the IPO. On December 20, 2021, we entered into a Release and Settlement Agreement with Torreya, pursuant to which we agreed to pay Torreya $325,000 and they withdrew their claim.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been listed on The Nasdaq Capital Market (“Nasdaq”) under the symbol “VIRI” since our initial public offering on December 16, 2020.

Holders of Record

As of February 28, 2022, there were approximately 165 holders of record of shares of our common stock. This number does not reflect the beneficial holders of our common stock who hold shares in street name through brokerage accounts or other nominees.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended December 31, 2021.

Recent Sales of Unregistered Securities

We did not issue any equity securities during the year ended December 31, 2021 that were not registered under the Securities Act and that have not otherwise been described in a Quarterly Report on Form 10-Q or a Periodic Report on Form 8-K.

Item 6. Selected Financial Data

This item is not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties, including those set forth under “Cautionary Statement About Forward-Looking Statements.” Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in this Item and in Item 1A - “Risk Factors.” Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a development-stage biotechnology company focused on advancing novel antiviral therapies to treat diseases associated with a viral triggered abnormal immune response such as FM. Overactive immune response related to activation of tissue resident herpes virus has been postulated to be a potential root cause of chronic illnesses such as FM, IBS, chronic fatigue syndrome and functional somatic syndrome, all of which are characterized by a waxing and waning manifestation of disease. While not completely understood, there is general agreement in the medical community that activation of the herpes virus is triggered by some form of environmental and/or health stressor. Our lead product, IMC-1, is a novel, proprietary, fixed dose combination of famciclovir and celecoxib. IMC-1 represents a novel combination, dual mechanism, antiviral therapy designed to synergistically suppress herpes virus activation and replication, with the end goal of reducing viral mediated disease burden.

IMC-1 combines two specific mechanisms of action purposely designed to inhibit herpes virus activation and replication, thereby keeping the herpes virus in a latent (dormant) state or “down-regulating” the virus from a lytic (active) state back to latency. The famciclovir component of IMC-1 inhibits viral DNA replication. The celecoxib component of IMC-1 inhibits cyclooxegenase-2 (“COX-2”) and to a lesser degree cyclooxegenase-1 (“COX-1”), enzymes used by the herpes virus to amplify or accelerate its own replication. We are unaware of any other antivirals in development for the treatment of FM specifically used to inhibit both herpes virus activation and subsequent replication, with the goal of keeping tissue resident herpes virus tissue in a latent state. We believe this novel approach was a germane consideration in U.S. Food and Drug Administration (“FDA”) designating IMC-1 for fast-track review status for the treatment of FM. IMC-1 has also been granted a synergy patent based on the fact that neither of the individual components has proven effective in the management of FM, yet the combination therapy generated a result that is greater than the sum of its parts.

In June 2021, we announced the dosing of our first patient in our Phase 2b study in FM, known as the FORTRESS study (an abbreviation of and stands for Fibromyalgia Outcome Research Trial Evaluating Synergistic Suppression of Herpes Virus). We are presently enrolling over 400 female patients aged 18 to 65, who have been diagnosed with FM using the 2016 American College of Rheumatology diagnostic criteria for FM. The study participants are being randomized to receive either IMC-1 or placebo in a 1:1 ratio. The primary endpoint of our FORTRESS study focuses on reduction in pain over time. Pain reduction is being measured daily by the numeric rating scale (“NRS”) 24-hour recall scale via an electronic diary that the patient uses at home. In addition to assessing the FM patients pain reduction, we are assessing IMC-1’s ability to improve symptoms of fatigue, sleep disturbance, improvements in overall global health status and improved patient function. We have enrolled over 50% of patients in the trial and project top line results from the FORTRESS study in the third quarter of 2022. In parallel to the FORTRESS study, our chronic toxicology studies in two species are progressing as planned. These studies are required by regulatory authorities to support chronic administration of IMC-1 in forward clinical development. The results of our chronic toxicology program are timed to complete in the third quarter of 2022 as well.

We have never been profitable and have incurred losses since inception. Our net losses were $15,960,268 and $10,346,395 for the years ended December 31, 2021 and 2020, respectively, and our accumulated deficit at December 31, 2021 was $43,925,373. We expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue to develop and seek regulatory approvals for our product candidates. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability.

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

Financial Operations Overview

The following discussion sets forth certain components of our statements of operations as well as factors that impact those items.

Research and Development Expenses

Our research and development expenses consist of expenses incurred in development and clinical studies relating to our product candidates, including:

●	payments to third-party contract research organizations, or CROs;
●	payments to third-party contract development and manufacturing organizations, or CMOs;
●	personnel-related expenses, such as salaries and benefits; and
●	payments to contract laboratories and independent consultants.

We expense all research and development costs as incurred. Clinical development expenses for our product candidates are a significant component of our current research and development expenses. Products in later stage clinical development generally have higher research and development expenses than those in earlier stages of development, primarily due to increased size and duration of the clinical trials. We track and record information regarding research and development expenses for each study or trial we conduct. We use third-party CROs, CMOs, contractor laboratories and independent contractors. All research and development costs incurred to date have been for our lead product candidate, IMC-1. We recognize the expenses associated with third parties performing services for us in our clinical studies based on the percentage of each study completed at the end of each reporting period.

Our research and development expenses in 2021 primarily related to our FORTRESS study which began screening patients in May 2021 and two long-term animal toxicology studies - a 26-week study in rats, which began in May 2021 and a 39-week study in dogs, which began in June 2021. We expect our research and development expenses to increase over the next several years as a result of the continuation of the FORTRESS study, related toxicology studies, and the initiation of a Phase 3 program in FM. These expenditures are subject to numerous uncertainties regarding timing and cost to completion. Completion of our clinical development and clinical trials may take several years or more. Because of the numerous risks and uncertainties associated with product development, we cannot determine with certainty the duration and completion costs of the current or future studies and clinical trials or if, when, or to what extent we will generate revenues from the commercialization and sale of our product candidates. We may never succeed in achieving regulatory approval for our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, benefits and other related personnel costs, including equity and stock-based compensation, for personnel serving in our executive, finance and administrative functions. General and administrative expenses also include public company costs, directors and officers’ insurance, professional fees for legal, including patent related expenses, consulting, auditing and tax services.

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

Other (Expense) Income, Net

Other (expense) income, net, in 2020, primarily consists of interest expense on the convertible promissory notes and amortization of related debt issuance costs that converted into membership interests in connection with our conversion into a Delaware corporation on December 16, 2020. Other (expense) income, net, in 2021, primarily consists of the cost associated with the Release and Settlement Agreement with Torreya. See Item 3. Legal Proceedings and Note 10 to the Financial Statements included in the Annual Report on Form 10-K.

Related Parties

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

Income Taxes

As of December 31, 2021, the Company has U.S. federal and state net operating loss carryforwards of approximately $17,956,000. These net operating losses can be carried forward and applied against future taxable income, if any. These losses currently have no expiration date and may be carried forward indefinitely. As the Company was incorporated in December 2020, all tax years of the Company remain open to examination by tax authorities.

The Company has recorded a full valuation allowance against its net deferred tax assets as of December 31, 2021 and 2020 because the Company has determined that it is more likely than not that these assets will not be fully realized due to historic net operating losses incurred. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible.

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

While our significant accounting policies are described in more detail in the notes to our financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our financial statements.

Research and Development

Research and development costs are expensed as incurred. The Company arranges and contracts with third-party contract research organizations (“CROs”), contract development and manufacturing organizations (“CMOs”), contractor laboratories and independent consultants. As part of the process of preparing its financial statements, the Company may be required to estimate some of its expenses resulting from its obligations under these arrangements and contracts. The financial terms of these contracts are subject to negotiations which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided. The Company’s objective is to reflect the appropriate expenses in its financial statements by matching those expenses with the period in which services are rendered. The Company determines any accrual estimates based on account discussions with applicable personnel and outside service providers as to the progress or state of completion. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. The Company’s estimates are dependent upon the timely and accurate reporting of CROs, CMOs and other third-party vendors. At the end of each reporting period, the Company compares the payments made to each service provider to the estimated progress towards completion of the related project. Factors that the Company considers in preparing these estimates include the number of patients enrolled in studies, milestones achieved, and other criteria related to the efforts of its vendors. These estimates will be subject to change as additional information becomes available. Depending on the timing of payments to vendors and estimated services provided, the Company will record prepaid or accrued expenses related to these costs.

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

Results of Operations

Operating expenses and other (expense) income were comprised of the following:

	Year Ended
	December 31,
	2021	2020
Operating expenses:
Research and development	$10,795,688	$194,013
General and administrative	4,845,252	9,811,381
Total operating expenses	$15,640,940	$10,005,394

Other (expense) income:
Interest expense, net	5,672	(384,222)
Other (expense) income	(325,000)	43,221
Total other expenses	(319,328)	(341,001)
Loss before income taxes	$(15,960,268)	$(10,346,395)

Years Ended December 31, 2021 and 2020

Research and Development Expenses

Research and development expenses increased by $10.6 million to $10.8 million for the year ended December 31, 2021 from $0.2 million for the year ended December 31, 2020. The increase was due to increases in expenses for our FORTRESS study of $7.1 million, toxicology studies of $1.8 million, salaries and related personnel costs of $1.0 million and drug development and manufacturing costs of $0.7 million.

General and Administrative Expenses

General and administrative expenses decreased by $5.0 million to $4.8 million for the year ended December 31, 2021 from $9.8 million for the year ended December 31, 2020. The decrease was due to a decrease of $7.6 million in salaries, benefits and equity and share-based compensation costs offset by an increase of $2.2 million in costs associated with being a public company and an increase of $0.4 million in accounting and legal fees. The significant year over year decrease in compensation expense was attributable to the recognition in 2020 $2.0 million in equity-based compensation for the issuances of membership interests to the Company’s founder and the recognition of $5.4 million in share-based compensation for the issuance of stock options pursuant to executive employment agreements upon our IPO.

Other (Expense) Income

Other expenses decreased by $0.02 million to $0.32 million for the year ended December 31, 2021 from $0.34 million for the year ended December 31, 2020. The decrease was mainly due to a net decrease in interest expense of $0.39 million, which was the result of the conversion of debt upon our Corporate Conversion and IPO in December 2020 offset by a net increase in other expense in 2021 of $0.37 million primarily related to the Release and Settlement Agreement with Torreya.

Liquidity and Capital Resources

Since our inception, we have financed our operations through a public offering of common stock and proceeds from private placements of membership interests and convertible promissory notes. To date, we have not generated any revenue from the sale of products and we do not anticipate generating any revenue from the sales of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of December 31, 2021, our principal source of liquidity was our cash, which totaled $14.0 million.

The COVID-19 global pandemic has resulted in travel restrictions and temporary shutdowns of both essential and non-essential businesses in the United States and abroad. To date, the pandemic has not had a material impact on our operations as our employees are effectively working from home. FM research and development activities have largely progressed as planned during the pandemic. However, due to many uncertainties, we are unable to estimate the effect of the COVID-19 pandemic on our business, if any, in the future.

Equity Financings

We closed our IPO on December 21, 2020, raising gross proceeds of $34.5 million and net proceeds of approximately $31.1 million, after deducting underwriting discounts, commissions and offering expenses.

Debt Financings

In 2020, we issued an aggregate of $2.0 million principal amount of convertible promissory notes. At the Corporate Conversion, these notes converted to common interests at the price of $400,000 per 1% of common interests. There was no debt outstanding at December 31, 2021 and 2020.

Future Capital Requirements

We estimate our current cash of $14.0 million at December 31, 2021 is sufficient to fund our operations and capital requirements through the end of the first quarter of 2023. We believe that these available funds will be sufficient to complete our FORTRESS study for IMC-1 and commence the planning of our Phase 3 study in FM for this product candidate. However, it is difficult to predict our spending for our product candidates prior to obtaining FDA approval. Moreover, an adverse change in circumstances could cause us to expend cash faster than we currently anticipate because of any such circumstances beyond our control.

We will need to raise additional capital before we exhaust our current cash in order to continue to fund our research and development, including our plans for Phase 3 and any new product development, as well as to fund operations generally. As and if necessary, we will seek to raise additional funds through various potential sources, such as equity and debt financings or through corporate collaboration and license agreements, and we may file one or more registration statements with the SEC in connection with such financings. To the extent that we raise additional funds by issuing equity securities, our shareholders will experience dilution. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities.

	Years Ended
	December 31,
	2021	2020

Statement of Cash Flows Data:
Total net cash (used in) provided by:
Operating activities	$(15,689,578)	$(3,895,195)
Financing activities	(97,604)	33,381,177
(Decrease) increase in cash	$(15,787,182)	$29,485,982

Years ended December 31, 2021 and 2020

Operating Activities

For the year ended December 31, 2021, net cash used in operations was $15.7 million and consisted of a net loss of $15.9 million and a net change in operating assets and liabilities of $0.1 million attributable to an increase in prepaid expenses offset by non-cash items of $0.3 million attributable to share-based compensation.

For the year ended December 31, 2020 net cash used in operations was $3.9 million and consisted of a net loss of $10.3 million and a net change in operating assets and liabilities of $1.0 million offset by non-cash items of $7.4 million attributable to equity and share-based compensation. The net change in operating assets and liabilities included an increase in prepaid expenses of $1.7 million offset by a net increase in operating liabilities of $0.7 million.

Financing Activities

Net cash used by financing activities for the year ended December 31, 2021 was $0.1 million and was attributable to $0.2 million in proceeds received from the exercise of warrants offset by payment of IPO offering costs of $0.3 million.

Net cash provided by financing activities during the year ended December 31, 2020 was $33.4 million and was attributable to cash proceeds from our IPO of $31.3 million, net of deal costs and other expenses, $1.9 million net proceeds from the issuance of convertible promissory notes and $0.2 million proceeds from the exercise of warrants to purchase our common stock.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Recent Accounting Pronouncements

See Note 2 – Summary of Significant Accounting Policies in the accompanying notes to the financial statements elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on our financial statements.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for an “emerging growth company.” As an “emerging growth company,” we are electing to take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors

Virios Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Virios Therapeutics, Inc. (the "Company") as of December 31, 2021 and 2020, the related statements of operations, members’/stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Atlanta, Georgia

March 18, 2022

VIRIOS THERAPEUTICS, INC.

BALANCE SHEETS

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash	$14,008,184	$29,795,366
Prepaid expenses and other current assets	1,768,503	1,677,365
Total current assets	15,776,687	31,472,731
Total assets	$15,776,687	$31,472,731
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$353,863	$368,905
Accrued expenses	921,760	784,104
Accrued salaries	—	378,833
Total current liabilities	1,275,623	1,531,842
Total liabilities	1,275,623	1,531,842
Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock, $0.0001 par value; 43,000,000 shares authorized, 8,330,390 and 8,305,075 shares issued and outstanding at December 31, 2021 and 2020, respectively	833	830
Preferred stock, $0.0001 par value; 2,000,000 shares authorized, no shares issued and outstanding at December 31, 2021 and 2020	—	—
Additional paid-in capital	58,425,604	57,905,164
Accumulated deficit	(43,925,373)	(27,965,105)
Total stockholders' equity	14,501,064	29,940,889
Total liabilities and stockholders' equity	$15,776,687	$31,472,731

See accompanying notes to the financial statements.

VIRIOS THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

	Year Ended
	December 31,	December 31,
	2021	2020
Revenue	$—	$—

Operating expenses:
Research and development	10,795,688	194,013
General and administrative expenses	4,845,252	9,811,381
Total operating expenses	15,640,940	10,005,394

Loss from operations	(15,640,940)	(10,005,394)

Other (expense) income:
Interest income (expense), net	5,672	(384,222)
Other (expense) income	(325,000)	43,221
Total other expense	(319,328)	(341,001)

Loss before income taxes	(15,960,268)	(10,346,395)
Income tax provision (benefit)	—	—

Net loss	$(15,960,268)	$(10,346,395)
Basic and diluted net loss per share	$(1.92)	$(2.10)
Weighted average number of shares outstanding – basic and diluted	8,329,310	4,926,985

See accompanying notes to the financial statements.

VIRIOS THERAPEUTICS, INC.

STATEMENTS OF MEMBERS’/STOCKHOLDERS’ EQUITY

	Voting	Non-voting					Total Members'/
	Members'	Members'	Common Stock		Additional	Accumulated	Stockholders'
	Interests	Interests	Shares	Par	Paid-In Capital	Deficit	Equity
Balance, December 31, 2019	$—	$12,601,201	—	$—	$—	$(17,618,710)	$(5,017,509)
Membership conversion to voting interests (1)	12,601,201	(12,601,201)	—	—	—	—	—
Conversion of convertible promissory notes at maturity (1)	2,673,800	—	—S	—	—	—	2,673,800
Equity based compensation expense (1)	2,000,000	—	—	—	—	—	2,000,000
Conversion of convertible promissory notes upon corporate conversion (1)	3,434,457	—	—	—	—	—	3,434,457
Equity payment of accrued salaries (1)	536,880	—	—	—	—	—	536,880
Corporate conversion at initial public offering	(21,246,338)	—	4,832,494	483	21,245,855	—	—
Issuance of common shares for IPO, net of costs	—	—	3,450,000	345	31,053,543	—	31,053,888
Share-based compensation expense	—	—	—	—	5,429,518	—	5,429,518
Exercise of warrants	—	—	22,581	2	176,248	—	176,250
Net loss	—	—	—	—	—	(10,346,395)	(10,346,395)
Balance, December 31, 2020	—	—	8,305,075	830	57,905,164	(27,965,105)	29,940,889
Share-based compensation expense	—	—	—	—	322,881	—	322,881
Exercise of warrants	—	—	25,315	3	197,559	—	197,562
Net loss	—	—	—	—	—	(15,960,268)	(15,960,268)
Balance, December 31, 2021	$—	$—	8,330,390	$833	$58,425,604	$(43,925,373)	$14,501,064

(1)	These transactions occurred prior to the corporate conversion.

See accompanying notes to the financial statements.

VIRIOS THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,	December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(15,960,268)	$(10,346,395)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of issuance costs	—	53,983
Recovery of uncollectable receivables	—	(15,020)
Gain on vendor concession	—	(43,221)
Share-based and equity compensation expense	322,881	7,429,518
Changes in operating assets and liabilities:
Increase in prepaid expenses and other current assets	(91,138)	(1,655,829)
Increase in accounts payable	270,007	51,560
Increase in accrued expenses	147,773	774,496
Decrease in accrued salaries	(378,833)	(144,287)
Net cash used in operating activities	(15,689,578)	(3,895,195)
Cash flows from financing activities
Proceeds from initial public offering, net of costs	(295,166)	31,349,055
Proceeds from issuance of convertible promissory notes	—	1,994,133
Proceeds from the exercise of warrants	197,562	176,250
Payment of issuance costs for promissory notes	—	(63,261)
Payment of preferred members' interest	—	(75,000)
Net cash (used in) provided by financing activities	(97,604)	33,381,177
Net (decrease) increase in cash	(15,787,182)	29,485,982
Cash, beginning of period	29,795,366	309,384
Cash, end of period	$14,008,184	$29,795,366

Supplemental disclosure of non-cash financing transactions:
Cash paid for interest	$—	$12,551

Non-cash financing transactions:
Public offering costs included in accounts payable and accrued expenses	$—	$295,166
Conversion of members' interest into common stock at corporate conversion	$—	$21,246,338
Conversion of non-voting members' interest to voting members' interest	$—	$12,601,201
Payment of accrued salaries through issuance of members' interest	$—	$536,880
Conversion of convertible promissory notes and accrued interest into membership interests, net of unamortized deferred costs of $41,445	$—	$6,108,257

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

The Company is a pre-revenue, development-stage biotechnology company focused on advancing novel antiviral therapies to treat diseases associated with a viral triggered abnormal immune response. The Company is developing its initial product, IMC-1, for people who are suffering from fibromyalgia (“FM”). Research has shown that the herpes virus could be a root cause of FM. IMC-1 is a novel, proprietary, fixed dose combination of famciclovir and celecoxib, both of which are drugs approved by the U.S. Food and Drug Administration (“FDA”) for other indications. IMC-1 combines these two specific mechanisms of action purposely designed to inhibit herpes virus activation and replication, thereby keeping the herpes virus in a latent or dormant state. The famciclovir component of IMC-1 inhibits viral DNA replication, thus inhibiting upregulation of the herpes virus. The celecoxib component of IMC-1 inhibits cyclooxegenase-2 (“COX-2”) enzymes used by the herpes virus to amplify or accelerate its own replication. IMC-1’s synergistic antiviral mechanism represents a first-in-class medicine designed specifically to inhibit both herpes virus activation and subsequent replication, with the goal of keeping tissue resident herpes virus in a latent state.

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

Initial Public Offering

On December 16, 2020, the Company announced the pricing of its IPO of 3,000,000 shares of its common stock at an initial offering price of $10.00 per share. In addition, the Company granted the underwriters a 45-day option to purchase up to an additional 450,000 shares of common stock at the public offering price. The Company’s common stock commenced trading on The Nasdaq Capital Market on December 17, 2020 under the ticker symbol “VIRI”. The IPO closed on December 21, 2020 at which time the underwriters exercised their option to purchase 450,000 additional shares of the Company’s common stock bringing the total number of shares of common stock sold by the Company to 3,450,000 shares. The gross proceeds from the IPO, including proceeds from the exercise of the underwriters’ option to purchase additional shares, were $34.5 million. The net proceeds of the IPO were approximately $31.1 million after deducting underwriting discounts, commissions and offering expenses payable by the Company, including offering costs accrued and unpaid as of December 31, 2020. In conjunction with the IPO, the Company granted the underwriters 172,500 warrants to purchase shares of the Company’s common stock at an exercise price of $12.50 per share, which is 125% of the initial public offering price.

Material Uncertainty

Since its founding, the Company has been engaged in organizational activities, including raising capital, and research and development activities. The Company has not generated any revenues to date. As such, the Company is subject to all of the risks associated with any development-stage biotechnology company that has substantial expenditures for research and development. Since inception, the Company has incurred losses and negative cash flows from operating activities. The Company does not expect to generate positive cash flows from operating activities in the near future.

For the years ended December 31, 2021 and 2020, the Company incurred net losses of $15,960,268 and $10,346,395, respectively, and had net cash flows used in operating activities of $15,689,578 and $3,895,195, respectively. As of December 31, 2021, the Company had an accumulated deficit of approximately $43.9 million and is expected to incur losses in the future as it continues its development activities. Since its inception, the Company has funded its losses primarily through issuance of members’ interests, convertible debt instruments and issuance of equity securities.

As of the date these financial statements are issued, based on reasonable estimates, current cash is sufficient to fund foreseeable operating expenses and obligations for at least 12 months. The Company will need to raise additional capital within the next 13 to 18 months to complete clinical development of and to commercially develop its product candidates. There is no assurance that such financing will be available when needed or on acceptable terms. The financial statements do not include any adjustments to reflect this uncertainty.

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

Concentrations of Credit Risk

Cash is potentially subject to concentrations of credit risk. The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash is held.

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

Deferred Issuance Costs

Deferred issuance costs are netted against amounts outstanding for the convertible promissory notes when the offering is completed. Expenditures incurred prior to the closing are capitalized as deferred issuance costs in non-current assets. There were no amounts capitalized prior to an offering as of December 31, 2021 and 2020.

Upon closing, capitalized costs relating to debt offerings are recognized into interest expense over the terms of the instruments using the effective interest method. The Company recognized interest expense related to the amortization of issuance costs for the convertible promissory notes of $53,983 for the year ended December 31, 2020. The Company did not recognize any interest expense related to the amortization of issuance costs in 2021.

Accrued Salaries

Accrued salaries represented outstanding guaranteed payments to the Company’s former President and former Chief Executive Officer and Founder and were recognized when incurred and considered payable. These amounts were paid in 2021 and no amounts remained outstanding at December 31, 2021.

Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company operated as an Alabama limited liability company until its Corporate Conversion. Therefore, the Company passed through all income and losses to its members until this point. As of December 31, 2021 and 2020, the Company had a full valuation allowance against deferred tax assets.

The Company is subject to the provisions of ASC 740, Income Taxes. Under ASC 740, consideration is given to the recognition and measurement of tax positions that meet a “more-likely-than-not” threshold. A tax position is a position taken in a previously filed tax return or a position expected to be taken in a future that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions include the Company’s status as a pass-through entity until December 16, 2020 and as a corporation thereafter. The recognition and measurement of tax positions taken for various jurisdictions consider the amounts and probabilities of outcomes that could be realized upon settlement using the facts, circumstances, and information available at the reporting date. The Company has determined that it does not have any material unrecognized tax benefits or obligations as of December 31, 2021 and 2020. The Company recognizes interest and penalties related to uncertain tax positions, if any, in income tax expense. The Company is not currently under examination by the Internal Revenue Service or by state tax authorities and the Company’s tax year remains subject to examination by the tax authorities.

Basic and Diluted Net Income (Loss) per Share

Basic net loss per common share (“EPS”) is computed in accordance with U.S. GAAP. Basic EPS is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted EPS reflects potential dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if all potential common shares had been issued and were dilutive. However, potentially dilutive securities are excluded from the computation of diluted EPS to the extent that their effect is anti-dilutive. For the years ended December 31, 2021 and 2020, the Company had 1,041,647 and 811,663 options, respectively, and 172,500 and 276,583 warrants, respectively, to purchase common shares outstanding that were anti-dilutive.

EPS and weighted-average shares outstanding for the year ended December 31, 2020, have been computed to give effect to the Corporate Conversion that occurred December 16, 2020 prior to the Company’s initial public offering. In conjunction with the Corporate Conversion, all of the Company’s outstanding members’ equity automatically converted into shares of common stock, based on the relative rights of the Company's pre-IPO equity holders.

Research and Development

Research and development costs are expensed as incurred. The Company arranges and contracts with third-party contract research organizations (“CROs”), contract development and manufacturing organizations (“CMOs”), contractor laboratories and independent consultants. As part of the process of preparing its financial statements, the Company may be required to estimate some of its expenses resulting from its obligations under these arrangements and contracts. The financial terms of these contracts are subject to negotiations which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided. The Company’s objective is to reflect the appropriate expenses in its financial statements by matching those expenses with the period in which services are rendered. The Company determines any accrual estimates based on account discussions with applicable personnel and outside service providers as to the progress or state of completion. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. The Company’s estimates are dependent upon the timely and accurate reporting of CROs, CMOs and other third-party vendors. At the end of each reporting period, the Company compares the payments made to each service provider to the estimated progress towards completion of the related project. Factors that the Company considers in preparing these estimates include the number of patients enrolled in studies, milestones achieved, and other criteria related to the efforts of its vendors. These estimates will be subject to change as additional information becomes available. Depending on the timing of payments to vendors and estimated services provided, the Company will record prepaid or accrued expenses related to these costs.

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

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (ASC 740): Simplifying the Accounting for Income Taxes. The standard eliminates the need for an organization to analyze whether the following apply in a given period: (1) the exception to the incremental approach for intraperiod tax allocation; (2) the exceptions to accounting for basis differences when there are ownership changes in foreign investments; and (3) the exception in interim periods income tax accounting for year-to-date losses that exceed anticipated losses. The ASU also is designed to improve financial statement preparers’ application of income tax-related guidance and simplify GAAP for (1) franchise taxes that are partially based on income, (2) transactions with a government that result in a step-up in the tax basis of goodwill, (3) separate financial statements of legal entities that are not subject to tax, (4) enacted changes in tax laws in interim periods and (5) certain income tax accounting for employee stock ownership plans and affordable housing projects. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. The Company is continuing to evaluate the impacts that ASU 2019-12 will have on its financial statements.

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

3.    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,	December 31,
	2021	2020
Prepaid insurance	$1,329,385	$1,586,042
Prepaid clinical research costs	422,591	85,270
Prepaid services	15,664	5,729
Other miscellaneous current assets	863	324
	$1,768,503	$1,677,365

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

5.    Accrued Expenses

Accrued expenses consist of the following:

	December 31,	December 31,
	2021	2020
Accrued compensation	$532,678	$573,479
Accrued interest on preferred members’ interests	188,085	188,085
Accrued clinical research costs	138,522	—
Accrued director fees	31,000	—
Accrued professional fees	24,100	8,992
Other	7,375	13,548
	$921,760	$784,104

6.   Convertible Promissory Notes, Net

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

There were no Notes outstanding as of December 31, 2020, after giving effect to the July 2020 and November 2020 maturity of Notes sold in the first and second rounds of its fourth offering subscription (the “Fourth Offering”) and the conversion of the remaining notes into membership interests prior to and in conjunction with the Corporate Conversion, at which time all of the Company’s outstanding membership interest converted into shares of common stock.

The Notes bore interest at 8% per annum, with a maximum term of 18 months. The Notes were unsecured obligations and did not contain any financial covenants or restrictions on the payments to members, in incurrence of indebtedness, or the issuance or repurchase of securities by the Company.

The Company recognized interest expense related to the Notes as follows:

	December 31,	December 31,
	2021	2020
Fourth Offering	$—	$231,364
Fifth Offering	—	98,634
	$—	$329,998

In addition, each Note included warrant coverage of 25% of the principal value of the Note, which provided an option to purchase additional membership interests in cash at the same price as the conversion of the Note. The warrant coverage was exercisable on the conversion date, or within 30 days post conversion. If not exercised within this 30-day period, the warrant coverage was forfeited.

The warrant coverage was evaluated to determine whether the arrangements were embedded or free-standing (i.e., to determine whether they needed to be bifurcated and accounted for as a separate financial instrument). However, since the warrants were only exercisable at the time of conversion or within 30 days post conversion, and there were restrictions on transfer, they were considered to be non-detachable and did not require to be accounted for separately from the hybrid instrument.

None of the outstanding warrants of $366,250 were exercised within the 30-day exercise period post maturity of the July 20, 2020 Notes, and thus were forfeited. At the Corporate Conversion outstanding warrants of $231,250, relating to the maturity of the November 2020 Notes, were converted into 29,629 exercisable warrants of the Company’s common stock, of which 21,620 warrants were exercised within the 30-day exercise period post maturity and the remaining 8,009 were forfeited.

At the Corporate Conversion, the remaining Notes matured. As a result, the aggregate outstanding principal amount of $3,279,133 plus accrued interest through the conversion date of December 16, 2020 of $196,769 converted into memberships interests based on the carrying value of the convertible debt, net of unamortized deferred offering costs of $41,445 with no gain or loss recognized. Accrued interest of $9,551 was paid in cash. Warrants totaling $820,033 were converted into 105,044 exercisable warrants of the Company’s common stock, of which 961 warrants were exercised and 104,083 were outstanding as of December 31, 2020. In January 2021, 25,315 of these warrants were exercised for $197,562. The remaining unexercised warrants of 78,768 expired on January 20, 2021.

7.    Members’ Equity

On May 1, 2020, the Company adopted its Second Amended and Restated Operating Agreement (the “Amended Operating Agreement”). The Amended Operating Agreement changed the Company’s classes of membership from two classes (voting and non-voting) to one class of membership and gave the Company’s board of directors (the “Board”) the right to make all decisions concerning the business, affairs and properties of the Company. Under the Amended Operating Agreement, the members had the right to vote on the dissolution and termination of the Company, the removal of existing directors, the appointment of new directors, and any plan of conversion or merger.

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

In July 2020, the Notes issued in the first round of the Fourth Offering matured. As a result, the outstanding principal amount of $1,465,000 plus accrued interest of $172,800 converted into membership interest based on the carrying value of the convertible debt with no gain or loss recognized. Accrued interest of $3,000 was paid in cash.

In November 2020, the Notes issued in the second round of the Fourth Offering matured. As a result, the outstanding principal amount of $925,000 plus accrued interest of $111,000 converted into membership interest based on the carrying value of the convertible debt with no gain or loss recognized. No accrued interest was paid in cash.

At the Corporate Conversion, the remaining Notes matured. As a result, the aggregate outstanding principal amount of $3,279,133 plus accrued interest through the conversion date of December 16, 2020 of $196,769 converted into memberships interests based on the carrying value of the convertible debt, net of unamortized deferred offering costs of $41,445 with no gain or loss recognized. Accrued interest of $9,551 was paid in cash.

In conjunction with the Corporate Conversion, all of the Company’s outstanding membership interests converted into shares of common stock.

8.    Stockholders’ Equity

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

9.    Related Parties

The Company uses Gendreau Consulting, LLC, a consulting firm (“Gendreau”), for drug development, clinical trial design, and planning, implementation and execution of contracted activities with CROs. Gendreau’s managing member became the Company’s Chief Medical Officer (“CMO”) effective January 1, 2021. The Company has and will continue to contract the services of the CMO’s spouse through the firm to perform certain activities in connect with the Company’s ongoing clinical trial in FM. During the years ended December 31, 2021 and 2020, the Company paid Gendreau $326,416 and $450, respectively, and had accounts payable of $24,840 and $7,916 to Gendreau as of December 31, 2021 and 2020, respectively.

10.    Commitments and Contingencies

Litigation

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows.

On August 26, 2021, Torreya Capital LLC (“Torreya”) filed a demand for arbitration with the American Arbitration Association in New York, New York in connection with a claim by Torreya that it is entitled to a transaction fee of $1,035,000 in connection with the Company’s IPO, plus the costs of arbitration, based on services Torreya alleges it provided for the Company as a financial advisor to the Company prior to the IPO.  On December 20, 2021, in order to avoid the risk, inconvenience and expense of a continued dispute, the Company entered into a release and settlement agreement with Torreya, whereby the Company agreed to pay Torreya $325,000 for the release and discharge of any and all claims, liabilities and costs related to the arbitration. The Company paid the obligation prior to December 31, 2021, the cost of which is included in other expense in the accompanying statements of operations.

Employment Agreement and Deferred Compensation Plan

The Company has employment agreements with its CEO, SVP of Operations, and SVP of Finance (the “Executives”), as well as its CMO and Director of Clinical Operations (the “Director”). Per the terms of the agreements, each Executive, the CMO and the Director are entitled to receive a cash bonus with a target amount of no less than 50% for the CEO, 35% for the CMO and 20% for the SVP of Operations, the SVP of Finance, and the Director, of the then-current base salary. The bonuses are subject to achievement of annual bonus metrics set by the Board. The employment agreements will continue in effect until terminated by either party pursuant to its terms. Upon termination of the agreement by the Company for any reason other than for cause, death or disability or by one of the Executives, CMO or Director for good reason, the Company shall pay to an Executive a “Severance Payment” equal to the aggregate of the Executive’s then-current annual base salary plus an amount equal to a prorated portion of the Executive’s cash bonus for the year in which the termination occurs.  The Severance Payment to an Executive is payable in cash over a period of one year. The Company shall pay to the CMO a Severance Payment equal to 25% of the then-current annual base salary plus a prorated portion of the CMO’s cash bonus for the year in which the termination occurs over a period of three months and health benefits for a period of 12 months unless the CMO becomes eligible for health benefits under another employer. If the termination of the agreement is related to a change of control, the Company shall pay to the Executives and the CMO a “Change of Control Termination Payment” equal to the aggregate of 1.0 times the then-current annual base salary plus an amount equal to 1.0 times the Executives’ and CMO’s cash bonus for year in which the termination occurs. The Change of Control Termination Payment for the Director is equal to the aggregate of 0.5 times the then-current annual base salary plus and amount equal to 0.5 times the Director’s cash bonus for the year in which the termination occurs. The Change of Control Termination Payments are payable in a single cash lump sum no later than 45 days after the triggering event.

In July 2020, the Company entered into an agreement with Dr. William L. Pridgen, former Chief Executive Officer of the Company, for the payment and satisfaction of salary accrued and owed to Dr. Pridgen in the amount of $549,046 in a combination of equity and cash. Prior to the pricing of the Company’s IPO, the split between the equity portion and the cash portion was determined and the Company issued members interest for repayment of $336,880 of accrued salary. The remaining balance to be paid in cash of $212,166, less a salary advance of $100,000 previously paid to Dr. Pridgen, outstanding at December 31, 2020 was paid in January 2021. There were no amounts outstanding as of December 31, 2021.

In August 2020, the Company amended the President’s executive employment agreement to provide for an equity bonus in the form of non-qualified stock options upon the completion of an IPO, in lieu of cash and in-kind bonuses that were provided for in the original agreement. In addition to the equity bonus, the President was to participate in the Company’s executive bonus program alongside and to the same extent the other executives were awarded and paid such bonuses at a target rate of 50% of his base salary. A previously paid bonus advance of $150,000 offset the equity bonus options granted. The Company also owed the President accrued salary in the amount of $466,667. The President was issued members interest for repayment of $200,000 of accrued salary just prior to the pricing of the IPO on December 16, 2020. The remaining balance of $266,667 to be paid in cash outstanding at December 31, 2020 was paid in January 2021. There were no amounts outstanding as of December 31, 2021. Upon the pricing of the Company’s IPO, the President resigned and was appointed to the Company’s Board.

11.   Share-Based Compensation

Equity Incentive Plan

The Company’s 2020 Equity Incentive Plan (the “Plan”) became effective on December 21, 2020. Under the Plan, 812,500 shares are authorized to be issued. As of December 31, 2021 and 2020, 63,353 and 293,337 shares, respectively, were available for future grants.

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

The table below sets forth the outstanding options to purchase common shares under the Plan:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(Years)
Outstanding at December 31, 2019	—	$—	—
Granted	519,163	10.00	—
Outstanding at December 31, 2020	519,163	$10.00	9.98
Granted	229,984	6.85	—
Outstanding at December 31, 2021	749,147	$9.03	9.09
Exercisable at December 31, 2021	542,971	$9.85	9.00

As of December 31, 2021 and 2020, the aggregate intrinsic value of options outstanding and exercisable was $0.

During the year ended December 31, 2021, the Company granted certain individuals options to purchase 229,984 shares of the Company’s common stock with an average exercise price of $6.85 per share, contractual terms of 10 years and vesting periods ranging from 8.33% monthly over one year to 33.333% vesting after one year with the remaining 66.667% vesting in 24 monthly installments, thereafter. The options had an aggregate grant date fair value of $1,150,284 as calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option pricing model include: (1) discount rates ranging from 0.505% to 1.075% based on the daily yield curve rates for U.S. Treasury obligations, (2) expected lives ranging from 5.27 years to 6.0 years based on the simplified method (vesting plus contractual term divided by two), (3) expected volatility ranging from 89.04% to 90.16% based on the average historical volatility of comparable companies' stock, (4) no expected dividends and (5) fair market value of the Company's stock ranging from $6.50 to $7.51 per share.

Upon the closing of the Company’s IPO, the Company granted options to employees, pursuant to their individual employment agreements, to purchase 519,163 shares of the Company’s common stock with an exercise price of $10.00 per share and a contractual term of 10 years. The options were 100% vested at the grant date. The options had an aggregate grant date fair value of $3,441,687 as calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option pricing model include: (1) discount rate of 0.39% based on the daily yield curve rates for U.S. Treasury obligations, (2) expected life of 5.0 years based on the simplified method (vesting plus contractual term divided by two), (3) expected volatility of 88.3% based on the average historical volatility of comparable companies' stock, (4) no expected dividends and (5) fair market value of the Company's stock of $9.80 per share.

For the years ended December 31, 2021 and 2020, the Company recognized share-based compensation expense related to stock options of $322,881 and $3,441,687, respectively. The unrecognized compensation expense for stock options at December 31, 2021 was $827,402 and there was no unrecognized compensation expense related to stock options at December 31, 2020 as the granted options were 100% vested upon issuance.

Stock Options for Unregistered Securities

In addition to the stock options issued under the Plan, and in conjunction with the IPO, the Company granted non-qualified stock options to purchase 292,500 shares of common stock as provided for in the President’s employment agreement (the “President Options”). The President Options are exercisable within 10 years of the date of grant at $10.00 per share, were 100% vested at the grant date and have a remaining contractual term of 8.96 years.

The options had an aggregate grant date fair value of $1,987,831 that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option pricing model include: (1) discount rate of 0.37% based on the daily yield curve rates for U.S. Treasury obligations, (2) expected life of 5.0 years based on the simplified method (vesting plus contractual term divided by two), (3) expected volatility of 88.3% based on the average historical volatility of comparable companies' stock, (4) no expected dividends and (5) fair market value of the Company's stock of $10.00 per share. The Company recognized share-based compensation expense of $1,987,831 during 2020 related to the stock options. As of December 31, 2021 and 2020, there was no unrecognized compensation expense related to these options as they were 100% vested upon issuance.

The shares of common stock issuable upon exercise of the President Options will be unregistered, and the option agreement does not include any obligation on the part of the Company to register such shares of common stock. Consequently, the Company has not recognized a contingent liability associated with registering the securities for the arrangement. As of December 31, 2021, the aggregate intrinsic value of the President Options was $0.

Underwriters Warrants

In conjunction with the IPO, the Company granted the underwriters warrants to purchase 172,500 shares of common stock at an exercise price of $12.50 per share. The warrants have a five-year contractual term and were not exercisable prior to December 21, 2021.

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

As of December 31, 2021, the warrants have a remaining contractual term of 3.96 years and are 100% exercisable. The aggregate intrinsic value of the warrants outstanding was $0.

12.   Income Taxes

Prior to the Company’s Corporate Conversion, the Company operated as an Alabama limited liability company that passed through income and losses to its members. As a result, the Company was not subject to any U.S. federal or U.S. state income taxes as the related tax consequences are reported by the individual members. Upon the Corporate Conversion, the Company converted to a Delaware corporation and is now subject to filing U.S. federal and various U.S. state income tax returns. The Company elected to adopt the accrual method of accounting for tax reporting purposes in its initial corporate returns for the period ended December 31, 2020. As the Company was incorporated in December 2020, all tax years of the Company remain open to examination by tax authorities. As of December 31, 2021, the Company has U.S. federal and state net operating loss carryforwards of approximately $17,956,000, which have an indefinite carryforward.

A reconciliation of the U.S. federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended
	December 31,
	2021	2020
U.S. federal statutory income tax rate	21.00%	21.00%
Permanent differences	(0.33)%	(1.56)%
State taxes, net of federal benefit	4.47%	4.20%
Deferred tax true-ups	(1.82)%	—%
Other adjustments	0.15%	0.27%
Change in valuation allowance	(23.47)%	(23.91)%
Effective Income Tax rate	—%	—%

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets are comprised of the following:

	As of December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$4,586,488	$591,439
Stock compensation	1,338,234	1,310,207
Accrual to cash adjustments	—	314,492
Investment in partnership	30,593	31,136
Amortization	16,299	17,467
Gross deferred tax assets	5,971,614	2,264,741
Valuation allowance	(5,581,599)	(1,836,300)
Net deferred tax assets	390,015	428,441

Deferred tax liabilities:
Prepaid expenses	(390,015)	(428,441)
Deferred tax liabilities	(390,015)	(428,441)

Net deferred taxes	$—	$—

As of December 31, 2021, the Company has not generated sufficient positive evidence for future earnings to support a position that it will be able to realize its net deferred tax asset. The Company has significant negative evidence to overcome in the form of cumulative pre-tax losses from continuing operations since its formation, as well as projected losses for the current year. Therefore, it will continue to maintain a full valuation allowance on its U.S. federal and state net deferred tax asset. The change in the valuation allowance offset the income tax benefit related to the pre-tax loss for the year ended December 31, 2021. The Company does not have any material unrecognized tax benefits as of December 31, 2021.

The Company experienced a net change in valuation allowance of $3,745,299 and $1,387,078 for the years ended December 31, 2021 and 2020, respectively.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES Act”) Act was enacted and signed into law. The CARES Act included a number of income tax law changes, including modifications to the interest limitation under IRC §163(j) and reinstatement of the ability to carry back net operating losses. The income tax items in the CARES Act do not have an impact on the Company’s 2021 or 2020 income tax provision.

13.   Subsequent Events

In February 2022, the Company entered into an Unrestricted Grant Research Agreement with the Bateman Horne Center of Excellence, Inc., to sponsor an open-label, pilot study for the treatment of Post-Acute Sequelae of SARS-CoV-2 (“PASC”) with a combination therapy of valacyclovir and celecoxib (“IMC-2”). The Company has agreed to provide a one-time grant in the amount of $180,000 to fund the research study.

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

Based on such evaluation, our Chief Executive Officer and SVP of Finance have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules, regulations and forms of the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and SVP of Finance, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to conduct an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021. Based on the assessment, management has concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

As an emerging growth company, management’s assessment of internal control over financial reporting was not subject to attestation by our independent registered public accounting firm.

Changes in Internal Control Over Financial Reporting

In March 2021, the Board approved, and the Company adopted, a Delegation of Authority Policy to improve segregation of duties in our authorization processes. In April 2021, we contracted with a third party to provide experienced controller assistance for post-closing procedures as well as providing segregation of duties for initiating and approving wire transactions and other payments. In addition, management added additional mitigating controls with regards to cash disbursements. In June 2021, we contracted with a third-party accounting firm to provide outsourced internal audit services (the “IA Firm”). The IA Firm assisted us in designing an internal control framework around key processes and controls. We have identified the gaps in our internal control processes and have put in place mitigating controls to address these gaps. In October 2021 and February 2022, the IA Firm completed its testing of our controls. Based on their report, we have determined that our internal controls over financial reporting were effective as of December 31, 2021. However, we cannot assure that the steps and measures we have implemented to remediate our material weakness will be sufficient to prevent future material weaknesses or significant deficiencies in our internal control over financial reporting from occurring.

Other than as described above, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(f) of the Exchange Act that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

We incorporate the information required by this Item 10 by reference to the definitive proxy statement for our 2022 annual meeting of shareholders, to be filed with the SEC.

The following is a list of our executive officers as of the date of this Annual Report.

Name	Position
Greg Duncan	Chairman and Chief Executive Officer
R. Michael Gendreau, M.D., Ph.D.	Chief Medical Officer
Ralph Grosswald	Vice President of Operations
Angela Walsh	Senior Vice President of Finance

Item 11. Executive Compensation

We incorporate the information required by this Item 11 by reference to the definitive proxy statement for our 2022 annual meeting of shareholders, to be filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate the information required by this Item 12 by reference to the definitive proxy statement for our 2022 annual meeting of shareholders, to be filed with the SEC.

Item 13. Certain Relationships and Related Transactions, and Director Independence

We incorporate the information required by this Item 13 by reference to the definitive proxy statement for our 2022 annual meeting of shareholders, to be filed with the SEC.

Item 14. Principal Accountant’s Fees and Services

The Independent Registered Public Accounting Firm is Dixon Hughes Goodman LLP (PCAOB Firm ID No. 57) located in Atlanta, Georgia. We incorporate the remaining information required by this Item 14 by reference to the definitive proxy statement for our 2022 annual meeting of shareholders, to be filed with the SEC.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed or furnished as part of this Annual Report on Form 10-K:
1.	Financial Statements

Reference is made to the Index to Financial Statements under Item 8, Part II hereof.

2.	Financial Statement Schedules

The Financial Statement Schedules have been omitted because they are not applicable, not required, or the information is shown in the financial statements or related notes.

3.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description
2.1	Plan of Conversion (incorporated by reference herein from Exhibit 2.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on August 28, 2020)
2.2	Certificate of Conversion of Virios Therapeutics, LLC (incorporated by reference herein from Exhibit 2.2 to the Company’s Registration Statement on Form S-1, filed with the SEC on August 28, 2020)
3.1	Certificate of Incorporation of Virios Therapeutics, Inc. (incorporated by reference herein from Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on August 28, 2020)
3.2	Bylaws of Virios Therapeutics, Inc. (incorporated by reference herein from Exhibit 3.2 to the Company’s Registration Statement on Form S-1, filed with the SEC on August 28, 2020)
4.1

Specimen Certificate evidencing shares of the Registrant’s common stock. (incorporated by reference herein from Exhibit 4.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on October 16, 2020)

4.2	Description of Registrant’s Securities (incorporated by reference herein from Exhibit 4.2 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 23, 2021)
10.1+

Agreement, dated June 1, 2012, by and between William L. Pridgen and Innovative Med Concepts, LLC. (incorporated by reference herein from Exhibit 10.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on August 28, 2020)

10.2+

Employment Agreement, dated March 3, 2015, by and between Richard Burch and Innovative Med Concepts, LLC, as amended. (incorporated by reference herein from Exhibit 10.2 to the Company’s Registration Statement on Form S-1, filed with the SEC on August 28, 2020)

10.3+

Employment Agreement, dated April 5, 2020, by and between Greg Duncan and Innovative Med Concepts, LLC, as amended. (incorporated by reference herein from Exhibit 10.3 to the Company’s Registration Statement on Form S-1, filed with the SEC on August 28, 2020)

10.4+

Employment Agreement, dated April 5, 2020, by and between Angela Walsh and Innovative Med Concepts, LLC, as amended. (incorporated by reference herein from Exhibit 10.4 to the Company’s Registration Statement on Form S-1, filed with the SEC on August 28, 2020)

10.5+

Employment Agreement, dated April 5, 2020, by and between Ralph Grosswald and Innovative Med Concepts, LLC, as amended. (incorporated by reference herein from Exhibit 10.5 to the Company’s Registration Statement on Form S-1, filed with the SEC on August 28, 2020)

10.6+	Virios Therapeutics, Inc. 2020 Equity Incentive Plan. (incorporated by reference herein from Exhibit 10.6 to the Company’s Registration Statement on Form S-1, filed with the SEC on August 28, 2020)
10.7

University of Alabama Know-How License Agreement, dated June 1, 2012, by and between The Board of Trustees of The University of Alabama for and on behalf of its component institution The University of Alabama and Innovative Med Concepts, LLC. (incorporated by reference herein from Exhibit 10.7 to the Company’s Registration Statement on Form S-1, filed with the SEC on August 28, 2020)

10.8+

Employment Agreement, dated September 10, 2020, by and between R. Michael Gendreau and Virios Therapeutics, LLC. (incorporated by reference herein from Exhibit 10.8 to the Company’s Registration Statement on Form S-1, filed with the SEC on September 16, 2020)

10.9+

Agreement, dated July 15, 2020, by and between William L. Pridgen and Innovative Med Concepts, LLC. (incorporated by reference herein from Exhibit 10.9 to the Company’s Registration Statement on Form S-1, filed with the SEC on December 1, 2020)

23.1*	Consent of Dixon Hughes Goodman LLP
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e) *
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e) *
32*	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350 *
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Schema Document.
101.CAL*	XBRL Calculation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.
101.LAB*	XBRL Label Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
*	Filed with this Annual Report on Form 10-K.
+	Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 18, 2022.

VIRIOS THERAPEUTICS, INC.

By:	/s/ Greg Duncan
Greg Duncan
Chairman of the Board of Directors, and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 18, 2022 by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Greg Duncan	Chairman of the Board of Directors, and
Greg Duncan	Chief Executive Officer
(Principal Executive Officer)

/s/ Angela Walsh	Senior Vice President of Finance, Corporate Secretary and Treasurer
Angela Walsh	(Principal Financial and Accounting Officer)

/s/ Richard Burch	Director
Richard Burch

/s/ Abel De La Rosa	Director
Abel De La Rosa

/s/ David Keefer	Director
David Keefer

/s/ William L. Pridgen, MD	Director
William L. Pridgen, M.D.

/s/ John C. Thomas, Jr.	Director
John C. Thomas, Jr.

/s/ Richard J. Whitley, MD	Director
Richard J. Whitley, M.D.