Form 10-Q
period 2022-06-30
Virios Therapeutics, Inc.
filed 2022-08-12
CIK 1818844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 11, 2022, there were 8,330,390 shares of the registrant’s common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

VIRIOS THERAPEUTICS, INC.

Condensed Balance Sheets

(Unaudited)

	June 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash	$7,695,040	$14,008,184
Prepaid expenses and other current assets	1,345,055	1,768,503
Total current assets	9,040,095	15,776,687
Total assets	$9,040,095	$15,776,687
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$665,538	$353,863
Accrued expenses	1,232,193	921,760
Total current liabilities	1,897,731	1,275,623
Total liabilities	1,897,731	1,275,623
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.0001 par value; 43,000,000 shares authorized, 8,330,390 shares issued and outstanding at June 30, 2022 and December 31, 2021	833	833
Preferred stock, $0.0001 par value; 2,000,000 shares authorized, no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	58,694,467	58,425,604
Accumulated deficit	(51,552,936)	(43,925,373)
Total stockholders' equity	7,142,364	14,501,064
Total liabilities and stockholders' equity	$9,040,095	$15,776,687

The accompanying notes are an integral part of these condensed financial statements.

VIRIOS THERAPEUTICS, INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue	$—	$—	$—	$—

Operating expenses:
Research and development	2,406,438	3,209,201	5,175,540	4,916,159
General and administrative expenses	1,265,621	1,075,256	2,457,733	2,425,732
Total operating expenses	3,672,059	4,284,457	7,633,273	7,341,891

Loss from operations	(3,672,059)	(4,284,457)	(7,633,273)	(7,341,891)

Other income:
Interest income	4,804	1,495	5,710	2,896
Total other income	4,804	1,495	5,710	2,896

Loss before income taxes	(3,667,255)	(4,282,962)	(7,627,563)	(7,338,995)
Income tax provision	—	—	—	—

Net loss	$(3,667,255)	$(4,282,962)	$(7,627,563)	$(7,338,995)
Basic and diluted net loss per share	$(0.44)	$(0.51)	$(0.92)	$(0.88)
Weighted average number of shares outstanding – basic and diluted	8,330,390	8,330,390	8,330,390	8,328,212

The accompanying notes are an integral part of these condensed financial statements.

VIRIOS THERAPEUTICS, INC.

Condensed Statements of Changes of Shareholders’ Equity

(Unaudited)

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Par	Paid-In Capital	Deficit	Equity
Balance, December 31, 2021	8,330,390	$833	$58,425,604	$(43,925,373)	$14,501,064
Share-based compensation expense	—	—	131,906	—	131,906
Net loss	—	—	—	(3,960,308)	(3,960,308)
Balance, March 31, 2022	8,330,390	$833	$58,557,510	$(47,885,681)	$10,672,662
Share-based compensation expense	—	—	136,957	—	136,957
Net loss	—	—	—	(3,667,255)	(3,667,255)
Balance, June 30, 2022	8,330,390	$833	$58,694,467	$(51,552,936)	$7,142,364

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Par	Paid-In Capital	Deficit	Equity
Balance, December 31, 2020	8,305,075	$830	$57,905,164	$(27,965,105)	$29,940,889
Share-based compensation expense	—	—	24,825	—	24,825
Exercise of warrants	25,315	3	197,559	—	197,562
Net loss	—	—	—	(3,056,033)	(3,056,033)
Balance, March 31, 2021	8,330,390	$833	$58,127,548	$(31,021,138)	$27,107,243
Share-based compensation expense	—	—	34,244	—	34,244
Net loss	—	—	—	(4,282,962)	(4,282,962)
Balance, June 30, 2021	8,330,390	$833	$58,161,792	$(35,304,100)	$22,858,525

The accompanying notes are an integral part of these condensed financial statements.

VIRIOS THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(7,627,563)	$(7,338,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	268,863	59,069
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	423,448	(252,325)
Increase in accounts payable	311,675	178,734
Increase (decrease) in accrued expenses	310,433	(130,320)
Decrease in accrued salaries	—	(378,833)
Net cash used in operating activities	(6,313,144)	(7,862,670)
Cash flows from financing activities
Proceeds from the exercise of warrants	—	197,562
Payment of offering costs for initial public offering	—	(295,166)
Net cash used in financing activities	—	(97,604)
Net decrease in cash	(6,313,144)	(7,960,274)
Cash, beginning of period	14,008,184	29,795,366
Cash, end of period	$7,695,040	$21,835,092

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

For the three and six months ended June 30, 2022 and 2021, the Company incurred net losses of $3,667,255 and $7,627,563, respectively, and $4,282,962 and $7,338,995, respectively, and had net cash outflows used in operating activities for the six months ended June 30, 2022 and 2021 of $6,313,144 and $7,862,670, respectively. As of June 30, 2022, the Company had an accumulated deficit of $51,552,936 and is expected to incur losses in the future as it continues its development activities. Since its inception, the Company has funded its losses primarily through issuance of members’ interests, convertible debt instruments and issuance of equity securities.

The Company intends on financing its future development activities and its working capital needs largely on the issuance and sale of equity securities. The Company’s cash on hand, together with any additional capital to be raised in 2022, is intended to fund continuing operations. The Company will need to raise additional capital within the next six to nine months to remain a going concern and to further advance clinical development and to commercially develop its product candidates. Failure to secure the necessary financing in a timely manner and on favorable terms could have a material adverse effect on the Company’s strategy and value and could require the delay of product development and clinical trial plans. As a result, substantial doubt exists regarding the Company’s ability to continue as a going concern twelve months from the date the financial statements were available to be issued. The financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts recognized or classifications of assets and liabilities should the Company be unable to continue as a going concern.

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

Basic and Diluted Net Loss per Share

Basic net loss per common share (“EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted EPS reflects potential dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if all potential common shares had been issued and were dilutive. However, potentially dilutive securities are excluded from the computation of diluted EPS to the extent that their effect is anti-dilutive. For the three and six months ended June 30, 2022 and 2021, the Company had options to purchase 1,304,147 and 1,041,647 shares of common stock, respectively, and warrants to purchase 172,500 shares of common stock outstanding that were anti-dilutive.

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

3	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2022	2021
Prepaid insurance	$663,921	$1,329,385
Prepaid clinical research costs	633,124	422,591
Prepaid services	22,632	15,664
Other miscellaneous current assets	25,378	863
	$1,345,055	$1,768,503

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

5Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2022	2021
Accrued compensation	$346,496	$532,678
Accrued interest on preferred members’ interests	188,085	188,085
Accrued clinical research costs	667,321	138,522
Accrued director fees	—	31,000
Accrued professional fees	17,800	24,100
Other miscellaneous accrued expenses	12,491	7,375
	$1,232,193	$921,760

6Stockholders’ Equity

The Company’s certificate of incorporation, adopted on December 16, 2020, authorizes the issuance of two classes of stock: 43,000,000 shares of common stock and 2,000,000 shares of preferred stock, each with a par value of $0.0001 per share.

7Related Parties

The Company uses Gendreau Consulting, LLC, a consulting firm (“Gendreau”), for drug development, clinical trial design, implementation and execution of contracted activities with the clinical research organization. Gendreau’s managing member became the Company’s Chief Medical Officer (“CMO”) effective January 1, 2021. The Company has and will continue to contract the services of the CMO’s spouse through the firm to perform certain activities in connection with the Company’s ongoing clinical trial in FM. During the three and six months ended June 30, 2022 and 2021, the Company paid Gendreau $103,389 and $188,937, respectively, and $77,816 and $142,282, respectively, and had accounts payable of $33,190 and $24,840 to Gendreau as of June 30, 2022 and December 31, 2021, respectively.

8Commitments and Contingencies

Litigation and Other

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows.

9Share-based compensation

Equity Incentive Plan

On June 16, 2022, the stockholders of the Company approved the Amended and Restated 2020 Equity Incentive Plan (the “Plan”) to increase the total number of shares of common stock reserved for issuance under the Plan by 1,250,000 shares. As of June 30, 2022, 1,050,853 shares of common stock were available for future grants under the Plan. The table below sets forth the outstanding options to purchase common shares under the Plan:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(Years)
Outstanding at December 31, 2021	749,147	$9.03	9.09
Granted	262,500	4.23	—
Outstanding at June 30, 2022	1,011,647	$7.79	8.96
Exercisable at June 30, 2022	635,454	$9.41	8.55

During the six months ended June 30, 2022, the Company granted certain individuals options to purchase 262,500 shares of the Company’s common stock with an average exercise price of $4.23 per share, contractual terms of 10 years and vesting periods ranging from 100% after one year to 33.333% after one year and 66.667% in 24 monthly installments, thereafter. The options had an aggregate grant date fair value of $839,350 that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model included: (1) discount rates ranging from 3.145% to 3.15% based on the daily par yield curve rates for U.S. Treasury obligations, (2) expected lives ranging from 5.5 years to 6.0 years based on the simplified method (vesting plus contractual term divided by two), (3) expected volatility ranging from 90.62% to 91.86% based on the average historical volatility of comparable companies’ stock, (4) no expected dividends and (5) fair market value of the Company’s stock of $4.23 per share.

As of June 30, 2022 the aggregate intrinsic value of options outstanding was $0.

The Company recognized share-based compensation expense related to stock options during the three and six months ended June 30, 2022 and 2021, of $136,957 and $268,863, respectively, and $34,244 and $59,069, respectively. The unrecognized compensation expense for stock options at June 30, 2022 was $1,397,889.

Stock Options for Unregistered Securities

In addition to the stock options issued under the Plan, and in conjunction with the IPO, the Company granted non-qualified stock options to purchase 292,500 shares of common stock as provided for in the President’s employment agreement (the “President Options”). The President Options are exercisable within 10 years of the date of grant at $10.00 per share, were 100% vested at the grant date and have a remaining contractual term of 8.47 years. As of June 30, 2022, there was no unrecognized compensation expense related to these options as they were 100% vested upon issuance. The shares of common stock issuable upon exercise of the President Options will be unregistered, and the option agreement does not include any obligation on the part of the Company to register such shares of common stock. Consequently, the Company has not recognized a contingent liability associated with registering the securities for the arrangement. As of June 30, 2022, the aggregate intrinsic value of the President Options was $0.

Underwriters Warrants

In conjunction with the IPO, the Company granted the underwriters warrants to purchase 172,500 shares of common stock at an exercise price of $12.50 per share. The warrants became 100% exercisable on December 21, 2021. As of June 30, 2022, the warrants have a remaining contractual term of 3.47 years, the aggregate intrinsic value of the warrants outstanding was $0 and there is no unrecognized compensation expense related to these warrants.

10Income Taxes

As the Company was incorporated in December 2020, all tax years of the Company remain open to examination by tax authorities. As of December 31, 2021, the Company had U.S. federal and state net operating loss carryforwards of approximately $17,956,000, which have an indefinite carryforward.

As of June 30, 2022, the Company has not generated sufficient positive evidence for future earnings to support a position that it will be able to realize its net deferred tax asset. The Company has significant negative evidence to overcome in the form of cumulative pre-tax losses from continuing operations since its formation, as well as projected losses for the current year. Therefore, it will continue to maintain a full valuation allowance on its U.S. federal and state net deferred tax asset. The change in the valuation allowance offset the income tax benefit related to the net operating loss for the three and six months ended June 30, 2022 and 2021. The Company does not have any material unrecognized tax benefits as of June 30, 2022.

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

Overview

We are a development-stage biotechnology company focused on advancing novel combination antiviral therapies to treat diseases that we believe are associated with herpes virus activation, such as fibromyalgia (“FM”). Overactive immune response related to activation of tissue resident herpes virus has been postulated to be a potential root cause of chronic illnesses such as FM, irritable bowel disease (“IBS”), chronic fatigue syndrome and functional somatic syndrome, all of which are characterized by a waxing and waning manifestation of disease. While not completely understood, there is general agreement in the medical community that activation of the herpes virus is triggered by some form of environmental and/or health stressor. Our lead product candidate, IMC-1, is a novel, proprietary, fixed dose combination of famciclovir and celecoxib. IMC-1 represents a novel combination antiviral therapy designed to synergistically suppress herpes virus activation and replication, with the end goal of reducing viral mediated disease burden.

IMC-1 combines two specific mechanisms of action purposely designed to inhibit herpes virus activation and replication, thereby keeping the herpes virus in a latent (dormant) state or “down-regulating” the herpes virus from a lytic (active) state back to latency. The famciclovir component of IMC-1 inhibits viral DNA replication and thus inhibits upregulation of the herpes virus. The celecoxib component of IMC-1 inhibits cyclooxegenase-2 (“COX-2”) and to a lesser degree cyclooxegenase-1 (“COX-1”), enzymes used by the herpes virus to amplify or accelerate its own replication. We are unaware of any other antivirals in development for the treatment of FM with the goal of keeping tissue resident herpes virus tissue in a latent state. We believe this novel approach was a germane consideration in the U.S. Food and Drug Administration (“FDA”) designating IMC-1 for fast-track review status for the treatment of FM. IMC-1 has also been granted a synergy patent based on the fact that neither of the individual components has proven effective in the management of FM, yet the combination therapy generated a result that is greater than the sum of its parts.

In July 2022, our final patients completed their 16 weeks of treatment in our landmark Phase 2b clinical trial in FM. This study, known as the FORTRESS study (Fibromyalgia Outcome Research Trial Evaluating Synergistic Suppression of Herpes Simplex Virus-1) is a double-blind, placebo-controlled safety and efficacy study of IMC-1 antiviral combination therapy.  Our final enrollment was 425 female patients aged 18 to 65, who were randomized 1-to-1 either to IMC-1 or matching placebo, all of whom had been diagnosed using the 2016 American College of Rheumatology diagnostic criteria for FM. The primary endpoint for our FORTRESS study is reduction in pain over time. Pain was measured using an electronic diary system that patients used at home on a daily basis. In addition to assessing FM patients’ pain reduction, we also assessed IMC-1’s ability to improve symptoms of fatigue and sleep disturbance and measured improvements in overall global health status and patient function. Following the completion of all patients’ participation in this study, our clinical team and vendors will enter final data into the electronic data system, resolve any outstanding queries, and begin the cleaning process leading to database lock. Once the database is locked, the data will be transferred to our statistical vendor along with the unblinding codes to allow the production of the unblinded top line results. We expect to report these top line results in September 2022.

Our chronic toxicology studies in two species have also been completed as planned.  These studies are required by regulatory authorities to support chronic administration of IMC-1 in future clinical studies, and the results from these studies will be an important element of the package we plan to submit to the FDA to facilitate our Phase 3 program discussions.

In February 2022, we announced a collaboration with the Bateman Horne Center (“BHC”) of Salt Lake City, Utah, to explore the role of combination antiviral therapy in treating the symptoms associated with Long COVID, otherwise known as Post-Acute Sequelae of COVID-19. We are providing BHC with an unrestricted grant for an investigator-sponsored study to explore the therapeutic potential of combination antiviral therapy with our second development candidate, IMC-2, a combination of valcyclovir and celecoxib. The study will evaluate changes in common Long COVID symptoms such as fatigue, sleep, attention, pain, autonomic function and anxiety. We expect the BHC to begin recruiting patients in the third quarter of 2022 for this study, with results expected in the first half of 2023.

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

Results of Operations

Below is a summary of the results of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Operating expenses:	(Unaudited)		(Unaudited)
Research and development	$2,406,438	$3,209,201	$5,175,540	$4,916,159
General and administrative	1,265,621	1,075,256	2,457,733	2,425,732
Total operating expenses	$3,672,059	$4,284,457	$7,633,273	$7,341,891

Three and Six Months Ended June 30, 2022 and 2021

Research and Development Expenses

Research and development expenses decreased by $0.8 million and increased by $0.3 million for the three and six months ended June 30, 2022, respectively, compared to the prior year periods. The decrease of $0.8 million for the three months ended June 30, 2022 was due to decreases in expenses for clinical trials of $0.1 million, toxicology studies of $0.6 million and drug development and manufacturing costs of $0.1 million. The increase of $0.3 million for the six months ended June 30, 2022 was due to increases in expenses for clinical trials of $1.3 million and salaries and related costs of $0.1 million offset by a decrease in toxicology studies of $0.8 million and drug development and manufacturing costs of $0.3 million.

General and Administrative Expenses

General and administrative expenses increased by $0.2 million and remained level for the three and six months ended June 30, 2022, respectively, compared to the prior year periods. The increase of $0.2 million for the three months ended June 30, 2022 was due to increases in expenses for legal and accounting fees of $0.1 million and salaries and related costs of $0.1 million. For the six months ended June 30, 2022, increases in expenses for salaries and related costs of $0.1 million were offset by a decrease in legal and accounting fees of $0.1 million.

Liquidity and Capital Resources

Since our inception, we have financed our operations through a public offering of common stock and proceeds from private placements of membership interests and convertible promissory notes. To date, we have not generated any revenue from the sale of products and we do not anticipate generating any revenue from the sales of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of June 30, 2022, our principal source of liquidity was our cash, which totaled $7.7 million.

Equity Financings

There were no equity financings during the six months ended June 30, 2022 and 2021.

Debt Financings

There were no debt financing during the six months ended June 30, 2022 and 2021. There was no debt outstanding at June 30, 2022 and December 31, 2021.

Future Capital Requirements

We estimate our current cash of $7.7 million at June 30, 2022 is sufficient to complete our FORTRESS study and commence the planning of our Phase 3 study in FM for IMC-1. The Company will need to raise additional capital within the next six to nine months to fund operations, complete clinical development and to commercially develop its product candidates. We will need to finance our cash needs through public or private equity offerings, debt financings, collaboration and licensing arrangements or other financing alternatives. Failure to secure the necessary financing in a timely manner and on favorable terms could have a material adverse effect on the Company’s strategy and value and could require the delay of product development and clinical trial plans. It is difficult to predict our spending for our product candidate prior to obtaining regulatory approval from the FDA. Moreover, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control.

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

Summary of Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2022 and 2021, respectively:

	Six Months Ended
	June 30,
	2022	2021

	(Unaudited)
Statement of Cash Flows Data:
Net cash used in:
Operating activities	$(6,313,144)	$(7,862,670)
Financing activities	—	(97,604)
Decrease in cash	$(6,313,144)	$(7,960,274)

Cash Flows for the Six Months Ended June 30, 2022 and 2021

Operating Activities

For the six months ended June 30, 2022, net cash used in operations was $6.3 million and consisted of a net loss of $7.6 million offset by a net change in operating assets and liabilities of $1.0 million attributable to a decrease in prepaid expenses of $0.4 million and a net increase in accounts payable and accrued liabilities of $0.6 million and non-cash items of $0.3 million attributable to share-based compensation.

For the six months ended June 30, 2021, net cash used in operations was $7.9 million and consisted of a net loss of $7.3 million and a net change in operating assets and liabilities of $0.6 million attributable to an increase in prepaid expenses of $0.3 million and a net decrease in operating liabilities of $0.3 million.

Financing Activities

There were no cash flows from financing activities during the six months ended June 30, 2022.

Net cash used in financing activities during the six months ended June 30, 2021 was $0.1 million and was attributable to proceeds from the exercise of warrants to purchase our common stock of $0.2 million offset by payment of IPO offering costs of $0.3 million.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Discussion of Critical Accounting Policies and Significant Judgements and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the six months ended June 30, 2022, there were no significant changes to our critical accounting policies from those described in our annual financial statements for the year ended December 31, 2021, which we included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be involved in claims that arise during the ordinary course of business. Regardless of the outcome, litigation can be costly and time consuming, and it can divert management’s attention from important business matters and initiatives, negatively impacting our overall operations. Although the results of litigation and claims cannot be predicted with certainty, we do not currently have any pending or ongoing litigation to which we are a party or to which our property is subject that we believe to be material.

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

4.1

Specimen Certificate evidencing shares of the Registrant’s common stock (incorporated by reference herein from Exhibit 4.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on October 16, 2020)

10.1

Virios Therapeutics, Inc. Amended and Restated 2020 Equity Incentive Plan (incorporated by reference herein from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 17, 2022)

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

Date: August 12, 2022

VIRIOS THERAPEUTICS, INC.

By:	/s/ Greg Duncan
Name:	Greg Duncan
Title:	Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Angela Walsh
Name:	Angela Walsh
Title:	Senior Vice President of Finance, Corporate Secretary and Treasurer
(Principal Financial and Accounting Officer)