Form 10-K
period 2022-12-31
Virios Therapeutics, Inc.
filed 2023-03-14
CIK 1818844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ⌧

As of June 30, 2022, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common stock held by non-affiliates of the registrant was $31,229,227.08 based on the closing sale price as reported on the Nasdaq Capital Market.

The number of outstanding shares of the Registrant’s Common Stock as of March 10, 2023 was 18,330,390.

Documents Incorporated by Reference

Part III incorporates certain information by reference from the definitive proxy statement to be filed by the registrant in connection with the 2023 Annual Meeting of Stockholders (the "Proxy Statement") with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2022, provided that if such Proxy Statement is not filed within such period, such information will be included in an amendment to this Annual Report on Form 10-K to be filed within such 120-day period.

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

Risks Related to Our Financial Position and Need for Additional Capital

●	We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future.
●	We will require additional capital to fund our operations.
●	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
●	We have a limited operating history and no history of commercializing pharmaceutical products.

Risks Related to Development, Clinical Testing, Manufacturing and Regulatory Approval

●	We are heavily dependent on the success of IMC-1, our lead candidate, which is still under clinical development, and if this candidate does not receive regulatory approval or, if approved, our commercialization efforts are unsuccessful, our business may be harmed.
●	We may face future business disruption and related risks from the spread of infectious disease, including coronavirus 2019 variants, which could have a material adverse effect on our business.
●	Clinical trials are expensive, time-consuming and difficult to design and implement, and involve an uncertain outcome.
●	If we are ultimately unable to obtain regulatory approval for any of our product candidates, our business will be substantially harmed.
●	Results of preclinical studies, early clinical trials or analyses may not be indicative of results obtained in later trials.
●	The market opportunities for IMC-1, if approved, may be smaller than we anticipate.
●	We may never obtain approval for or commercialize IMC-1 or any other development candidate in any other jurisdiction, which would limit our ability to realize their full global market potential.

Risks Related to Commercialization

●	We face significant competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.
●	Even if IMC-1 or any other candidate we develop receives marketing approval, it may fail to achieve market acceptance by physicians, patients, third-party payors or others in the medical community necessary for commercial success.
●	If we are unable to establish sales, marketing and distribution capabilities either on our own or in collaboration with third parties, we may not be successful in commercializing IMC-1, if approved.

Risks Related to Our Dependence on Third Parties

●	We currently rely on third-party contract manufacturing organizations, or CMOs, for the production of clinical supply of IMC-1 and intend to rely on CMOs for the production of commercial supply of IMC-1, if approved.
●	We intend to rely on third parties to conduct, supervise and monitor our clinical trials.

Risks Related to Healthcare Laws and Other Legal Compliance Matters

●	Enacted and future healthcare legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our development candidates.
●	We are subject to environmental, health and safety laws and regulations, and we may become exposed to liability and substantial expenses in connection with environmental compliance or remediation activities.
●	If we become profitable, our ability to use our net operating loss carryforwards and other tax attributes to offset future taxable income or taxes may be subject to limitations.

Risks Related to Our Intellectual Property

●	Our patents may be challenged in courts or in patent offices.
●	Changes in patent laws or patent jurisprudence could diminish the value of patents in general.
●	We enjoy only limited geographical protection with respect to certain patents.
●	We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.

Risks Related to Our Employees, Managing Our Growth and Our Operations

●	Our future success depends on our ability to retain our key personnel and to attract, retain and motivate qualified personnel.
●	We expect to expand our development, regulatory, and sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
●	We may engage in acquisitions that could disrupt our business, cause dilution to our stockholders or reduce our financial resources.

Risks Related to Our Common Stock

●	If we are unable to maintain listing of our common stock on the Nasdaq Capital Market or another national stock exchange, it may be more difficult for our stockholders to sell their shares of common stock.
●	The market price of our common stock is highly volatile.
●	We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.
●	Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

PART I

Item 1. Business

Our Company

We were incorporated under the laws of the State of Delaware on December 16, 2020 through a corporate conversion just prior to the Company’s initial public offering (“IPO”). The Company was originally formed on February 28, 2012 as a limited liability company under the laws of the State of Alabama as Innovative Med Concepts, LLC. On July 23, 2020, the Company changed its name from Innovative Med Concepts, LLC to Virios Therapeutics, LLC.

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

Dormant Herpes Virus is Reactivated by External Triggers and Amplifies

Its Own Replication via Cyclooxygenase (COX 1 and COX 2) Enzymes

IMC-1’s Novel, Synergistic Antiviral Mechanism Suppresses Viral Replication,

Demonstrates FM Treatment Effect

The potential of IMC-1 in FM was demonstrated by statistically significant improvement versus placebo in the primary endpoint of pain reduction in our double-blinded, placebo-controlled, randomized Phase 2a proof-of-concept study in FM patients. This proof-of-concept study generated statistically significant clinical data on the effects of IMC-1 on both primary pain assessment and secondary measures of pain reduction, reduction in fatigue and improvement in the global health status in patients diagnosed with FM. A result is considered to be statistically significant when the probability of the result occurring by random chance, rather than from the efficacy of the treatment, is sufficiently low. The conventional method for measuring the statistical significance of a result is known as the “p-value,” which represents the probability that random chance caused the result (e.g., a p-value = 0.001 means that there is a 0.1% or less probability that the difference between the control group and the treatment group is purely due to random chance). Generally, a p-value less than 0.05 is considered statistically significant and may be supportive of a finding of efficacy by regulatory authorities. However, regulatory authorities, including the FDA and EMA, do not rely on strict statistical significance thresholds as criteria for marketing approval and maintain the flexibility to evaluate the overall risks and benefits of a new treatment.

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

Following on from our successful Phase 2a study, we held an end of Phase 2 meeting with the FDA. In the meeting, we agreed to initiate either a Phase 2b study or a Phase 3 program after we provide animal toxicology study data, to conduct a human PK study and a clinical trial protocol that includes monitoring renal function through standard safety labs to the FDA. A human PK study with the combined tablet of IMC-1 was completed and performed as expected, with no drug-drug interactions and no adverse events. Multiple dose PK of IMC-1 was well characterized and provides additional data to better understand the PK profile of IMC-1. As a result, we have progressed development of IMC-1 from Phase 2a proof-of-concept to a larger scale Phase 2b study, known as FORTRESS, (Fibromyalgia Outcome Research Trial Evaluating Synergistic Suppression of HSV-1), for the treatment of FM. The Phase 2b and chronic toxicology studies are planned components of the registration package supporting Phase 3 requirements.

In September 2022, we announced the top line results from our FORTRESS study in FM. Overall, the FORTRESS study did not achieve statistical significance on the prespecified primary efficacy endpoint of change from baseline to Week 14 in the weekly average of daily self-reported average pain severity scores comparing IMC-1 to placebo (p=0.302). However, analysis of the data showed a bifurcation of response based on the timing of patient enrollment in the FORTRESS study. During the first half of the trial from June 2021 to November 2021, for the patients who were enrolled (n=208) (Cohort 1) when the Delta variant of COVID-19 was the dominant strain in the U.S., full vaccination rates were below 50% and some form of quarantining was still in place in most geographies, IMC-1 demonstrated no improvement versus placebo-treated patients. Conversely, during the second half of the trial from November 2021 to April 2022, for the patients who were enrolled (n=214) (Cohort 2) when vaccination rates improved, the Omicron variant of COVID-19 became the dominant U.S. strain and quarantining restrictions were less, IMC-1-treated patients demonstrated a statistically significant improvement on the primary pain reduction endpoint (p=0.03) at Week 14, as well as a statistically significant improvement in the key secondary PROMIS Fatigue assessment (p=0.006) and the Fibromyalgia Impact Questionnaire-Revised (FIQR) symptoms domain score (p=0.015). See the figure below. We believe the likelihood of such a differential response based on the timing of patient enrollment is highly unlikely due to chance or a random occurrence, thus further analysis of the data was warranted, particularly in the context of our previous IMC-1 Phase 2a study success.

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

In addition to potential COVID pandemic related impacts, a number of factors differed between those patients recruited during the first half versus the second half of the FORTRESS study. For example, 70% of the patients enrolled in the first half of the study were “Prior” patients who had previous relationships with their respective FORTRESS research sites and/or were participants in prior FM clinical trials. In contrast, over 50% of the FORTRESS subjects enrolled later in the study were “New”, community based patients who had not participated in prior FM clinical trials. These New patients were generally recruited through social media advertising. Based on this demographic understanding, the team assessed how New patients versus Prior treated patients responded to IMC-1 treatment, in both cases versus placebo. Encouragingly, New patients demonstrated statistically significant improvement on the primary endpoint of reduction in FM related pain versus placebo, irrespective of when they enrolled in the study. In addition, New patients demonstrated statistical improvement in key secondary measures, including reduction in fatigue, improvement on the FIQR total scores and reductions in depression, the latter of which is believed to be important given depression is associated with the increased rate of suicide amongst FM patients. Conversely, Prior patients did not show improvement in FM related pain when compared with placebo. In addition to the difference in response between Prior and New patients, we also observed differences within these groups based on timing of recruitment. We believe that recruitment early in the FORTRESS study was much more strongly impacted by pandemic related issues, as opposed to those recruited in 2022. Factors such as staffing levels, training, rates of absenteeism, and supply related issues all improved at the site level as we moved into 2022. The figure below shows the statistically significant primary endpoint result when analyzing the New patient population.

Based on the analysis of the FORTRESS data, we believe focusing the forward development of IMC-1 on New FM patients represents a viable and manageable path forward. The Company is scheduled to meet with the FDA in March 2023 to discuss the most appropriate next steps in advancing IMC-1 development as a treatment for FM. If alignment can be reached, management will consider raising additional capital to fund future research and/or seek a partner to develop or co-develop IMC-1 as a treatment for FM.

For the Phase 3 program, we intend to run two qualifying pivotal trials demonstrating the safety and efficacy of IMC-1 treating patients with FM. The first Phase 3 study is planned to be a four-arm, multifactorial design to demonstrate the relative safety and efficacy of IMC-1 as compared to celecoxib alone, famciclovir alone and placebo. The second Phase 3 study is planned to be a two-arm study comparing IMC-1 to placebo. All patients from the Phase 3 program will be offered the opportunity to enroll into an open label safety follow-on extension study in which all patients will be treated with IMC-1, which is the third key component of the Phase 3 program proposal.

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

Fibromyalgia: A Serious Condition with Unmet Medical Need

FM is associated with increased mortality due to suicide or accident. Researchers evaluating over 8,186 patients with FM across three different sites in the United States between 1974 and 2009 found that individuals with FM were more than three times as likely (odds ratio (“OR”) = 3.31) to die from suicide compared to the general population and were at increased risk of death due to accidents (OR = 1.45, 95% confidence interval (“CI”); 1.02-2.06). This led the authors to speculate that some of the deaths that were classified as accidents may actually have been suicides, suggesting an even higher rate of suicide among these patients. This increased risk of mortality associated with the diagnosis of FM suggests that FM is a serious disease and that treatment of FM represents a significant unmet medical need.

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

Under the fifth authorization of the Prescription Drug User Fee Act, from 2013-2018, the FDA conducted 24 disease specific PFDD meetings to better understand patients’ perspectives on their condition and the available therapies to treat their conditions. On March 26, 2014, the FDA held a public meeting with patients suffering from FM. The meeting was chaired by 5 panelists from the FDA who interviewed 10 patients with FM who expressed FM to be a condition with an unmet medical need. Patients described the impact of FM on their daily lives, and their experiences with currently available therapies. During FDA’s meeting on the diagnosis, symptoms and treatment options for FM, the FDA acknowledged that: “There is a continuing need for treatments to better manage symptoms and treat the underlying condition.” Patients described prescription drugs as having widely varying degrees of effectiveness, with many participants noting limited benefits or decreased benefit over time. Additionally, even when treatment was effective, many FM patients described that they could not adhere to treatment regimens because they were unable to tolerate treatment side effects including, but not limited to, cognitive issues, mood disruptions, nausea, high blood pressure, and, in certain cases, severe withdrawal symptoms. The following complaints, summarized from patient comments from the PFDD meeting and public comments submitted to the meeting docket, demonstrate the significant limitations of the three drugs approved by FDA for the management of FM.

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

Each of the three drugs approved by the FDA for the management of FM, Lyrica, Cymbalta and Savella, modify central pain processing; pregabalin via modulation of voltage-gated calcium channels, and duloxetine and milnacipran via serotonin and norepinephrine reuptake inhibition (“SNRI”). Current treatments, including FDA approved therapies, prescription drugs used off-label and other non-prescription treatments are generally ineffective in managing FM for most patients.

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

The anti-herpes virus MOA of the nucleoside analogs (which include famciclovir) is well characterized, and this drug class has been used to treat viruses over decades. In its active state famciclovir is initially phosphorylated to a monophosphate form, after which it is converted to penciclovir triphosphate by cellular kinases within virus-infected cells. Penciclovir triphosphate, the active moiety, competitively inhibits viral DNA polymerase, reducing viral DNA synthesis and replication. The specificity of penciclovir for viral DNA polymerase is an important contributor to its benign safety profile. Famciclovir interrupts DNA polymerase and, in combination with celecoxib, results in synergistic viral suppression. If definitively demonstrated through pivotal clinical trials, the efficacy, safety and tolerability, along with the combined MOA, would, we believe, differentiate IMC-1 from current standard of care and near-term pipeline drugs, while providing new opportunities in the treatment of other chronic pain conditions within the Somatic Symptom Disorders.

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

IMC-1 demonstrated statistically significant improvement in the chronic pain of the studied FM patients when measured by either metrics utilized in the study: the 24-hour recall data, or the 7-day pain recall. Additionally, in this proof-of-concept study, IMC-1 treated subjects reported significant improvements on overall global impression of change at the 12 and 16-week visits. Significant improvement in fatigue (PROMIS fatigue scale) and mood (BDI-II scale) were noted at endpoint.

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

Use of Rescue Medication

Tramadol use was prospectively identified as the only rescue therapy to be used in this study. The proportion of patients taking tramadol for FM rescue was defined as all tramadol usage from the concomitant medication logs. The proportion of patients who took rescue therapy for FM was summarized by treatment group. The use of tramadol was significantly higher in the placebo group compared to the IMC-1 group.

IMC-1 exhibited consistent improvement across several secondary FM treatment outcomes, including functional assessments, lower fatigue, increased time to rescue medication and improvements in FM patient’s global health status, as reflected in the table below.

PRID-201 Phase 2a Safety

Tolerability of IMC-1 was better than placebo in Study PRID-201 (P2a). As shown below, many of the treatment-emergent adverse event categories, including gastrointestinal, were reported more frequently in the placebo group and are actually symptoms of FM. No serious unexpected adverse events were noted in this study. There were no deaths during the study and only three serious adverse events (“SAEs”) were reported. The two SAEs in the IMC-1 group were a Non-ST Segment Elevation Myocardial Infarction and a Facial Cellulitis and the one placebo group SAE was a right breast micro-metastatic ductal carcinoma. One of the three SAEs was considered possibly related to study treatment — the non-ST segment elevation myocardial infarction that occurred early in the study in a 47-year-old patient treated with IMC-1. The causal relationship of this SAE to treatment with IMC-1 cannot be ruled out; however, the patient’s underlying coronary artery disease and strong family history of premature cardiac disease suggest that other causal factors were also involved.

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

PRID-202 Phase 2b FORTRESS Study of IMC-1 In Patients with Fibromyalgia (NCT04748705)

PRID-202 Phase 2b FORTRESS Study Design

In May 2021, we began screening patients in our Phase 2b study known as the FORTRESS study (an abbreviation that stands for Fibromyalgia Outcome Research Trial Evaluating Synergistic Suppression of Herpes Virus) and in June 2021, we announced the dosing of our first patient in the FORTRESS study. The study participants were randomized to receive either IMC-1 or placebo in a 1:1 ratio. FORTRESS was a double-blinded, randomized, placebo-controlled, trial of IMC-1 for the treatment of FM. A total of 425 female FM patients ages 18 to 65 were randomized in a 1:1 ratio to treatment with either IMC-1 or placebo at 42 U.S. sites. The primary endpoint for our FORTRESS study was reduction in pain over time. Patients were dosed with IMC-1 (675 mg famciclovir and 180 mg celecoxib) or matching placebo on a BID basis for 14 weeks. At the Week 14 primary endpoint visit, all patients were switched to placebo on a blinded basis. Previous experience with chronic pain trials has indicated that efficacy outcome measures recorded at the final study visit may be confounded by psychological factors relating to patients exiting a study. Therefore, it was critical that the patient was unaware of this potential change in her assigned study drug during the Week 14 and Week 16 interval. The primary objective of the study was to evaluate the safety and efficacy of IMC-1, as a single treatment for patients with primary FM. The primary efficacy outcome measure was pain reduction. The patient’s self-reported 24-hour recall pain intensity score was evaluated on the 11-point Numerical Rating Scale (“NRS”) measure collected daily on an e-diary. Weekly mean scores were calculated from averaging the available daily scores recorded for that week. The safety and tolerability of treatment with IMC-1 was compared to placebo by analysis of vital signs, laboratory parameters, treatment-emergent adverse events (“TEAEs”), and discontinuation due to adverse events. A complete description of the study, including secondary and exploratory objectives, and results can be found in the PRID-202 Clinical Study Report that will be submitted to the Investigational New Drug (“IND”) in Q2 of 2023.

Pain reduction was measured daily on the NRS 24-hour recall scale via an electronic diary that the patient used at home. In addition to assessing the FM patient’s pain reduction, we also assessed IMC-1’s ability to improve symptoms of fatigue, sleep disturbance, overall global health status and patient function. In parallel to the FORTRESS study, our chronic toxicology studies in two species were completed. These studies are required by regulatory authorities to support chronic administration of IMC-1 in future clinical development.

Patients completed the NRS for pain daily on an electronic diary, the revised FIQ-R, the Beck Depression Inventory (“BDI-II”), the National Institutes of Health (“NIH”) Patient-Reported Outcomes Measurement Information System (“PROMIS”) fatigue and sleep questionnaires and the Hospital Anxiety and Depression Scale (“HADS”) at Baseline and Weeks 6, 12, 14 and 16 (or early termination (“ET”)) during clinic visits. Patients completed a Patient Global Impression of Change (“PGIC”) questionnaire at Weeks 6, 12, 14 and 16 (or ET) during clinic visits.

PRID-202 Phase 2b FORTRESS Study Results

In this study, IMC-1 had a greater reduction in FM related pain at each study visit but did not achieve statistically significant improvements compared to placebo at the Week 14 primary endpoint. The graph below shows the primary endpoint result, p=0.30:

However, an anomalous bifurcation of results was noted when comparing the patients enrolled during the first half of the study (“Cohort 1”) with results from patients enrolled during the second half of the study (“Cohort 2”). More specifically, there were no statistically significant differences between treatment with IMC-1 versus placebo for Cohort 1 patients on any of the outcome measures of interest. Conversely, there were statistically significant differences in multiple outcomes of interest including the primary endpoint of reduction in pain at Week 14 as compared to placebo, p=0.030. The graph below compares Cohort 1 to Cohort 2 on the primary endpoint:

Other outcomes that were statistically significant in Cohort 2 included fatigue (p=0.006), PGIC mean score change (p=0.027), FIQ-R symptoms (p=0.015), and FIQ-R total score change (p=0.019). It is highly unlikely that the differences between the first half and second half study results could be a random finding.

In addition to the Cohort 1 vs Cohort 2 finding, there was a subpopulation recruited through social media advertising (who were consequently new to the staff at the treatment sites and who were not prior FM trial participants), who also showed statistically significant results on both the primary endpoint and multiple secondary endpoints, independent of Cohort timing. The Table below summarizes the clinical results for the 175 patients included in this advertising subpopulation:

Advertising Population Outcomes Analysis	P Value	Effect Size
PGIC mean score change	0.005	0.43
PROMIS fatigue	0.001	0.49
FIQ-R symptoms domain	0.006	0.42
FIQ-R total score	0.005	0.43
Pain interference	0.031	0.33
PROMIS sleep	0.077	0.27
HADS depression	0.002	0.48
HADS anxiety	0.011	0.39
BDI-II	0.010	0.39

While the overall efficacy results from FORTRESS did not achieve statistical significance, the safety results were consistent with the excellent results previously seen in the Phase 2a study. As was seen previously, dropout rates on drug were less than placebo, and all adverse event categories other than COVID-19 infection were less than 5%. The Table below compares adverse event rates between IMC-1 and placebo:

Adverse Event	Placebo N=208	IMC-1 N=216
COVID-19 infection	17 (8.2%)	20 (9.3%)
Headache	12 (5.8%)	8 (3.7%)
Nausea	4 (1.9%)	8 (3.7%)
Urinary tract infection	10 (4.8%)	7 (3.2%)
Sinusitis	7 (3.4%)	7 (3.2%)
Diarrhea	7 (3.4%)	7 (3.2%)
Upper respiratory tract infection	1 (0.5%)	7 (3.2%)
Dyspepsia	3 (1.4%)	5 (2.3%)
Depression	2 (1.0%)	5 (2.3%)
Constipation	2 (1.0%)	4 (1.9%)
Cough	2 (1.0%)	4 (1.9%)
Urine protein/creatinine ratio increased	1 (0.5%)	4 (1.9%)
Anxiety	1 (0.5%)	4 (1.9%)
Glomerular filtration rate decreased	3 (1.4%)	3 (1.4%)
Fatigue	1 (0.5%)	3 (1.4%)
Alanine aminotransferase increased	0 (0.0%)	3 (1.4%)

Based on the analysis of the FORTRESS data, we believe focusing the forward development of IMC-1 on New FM patients represents a viable and manageable path forward. We are scheduled to meet with the FDA in March 2023 to discuss the most appropriate next steps in advancing IMC-1 development as a treatment for FM. If alignment can be reached, management will consider raising additional capital to fund future research and/or seek a partner to develop or co-develop IMC-1 as a treatment for FM.

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

We have also successfully completed the required 90-day sub-chronic toxicology studies with the oral combination of IMC-1 that we believe support the optimal dosing used in our FORTRESS study and to be used in our Phase 3 trials. This GLP 13-week general toxicology study with toxicokinetics and a recovery period has been completed, as has a 13-week GLP study of embryo-fetal development in rats, including using higher famciclovir doses. There were no unexpected toxicities from IMC-1 (all toxicities shown were consistent with the known toxicities of the individual reference drugs – celecoxib and famciclovir). Based on its review of prior 90-day and chronic toxicology studies, the FDA is requesting that we assess long term testicular and kidney toxicity in our chronic toxicology studies.

In order to support chronic long-term dosing with IMC-1, we conducted the required chronic toxicology studies in parallel to the FORTRESS study. These studies consisted of a six-month rat and a nine-month dog study. Consistent with earlier studies, there were no unexpected toxicities from IMC-1. All toxicities shown were consistent with known toxicities in celecoxib and famciclovir.

The development of the IMC-1 tablet formulation and manufacture was completed at Frontida (Aurora, IL) along with the ongoing stability data (18-month stability data completed). The IMC-1 prototype tablet, completed at Catalent, had excellent 24-month stability.

In September 2022, we announced the top line results from our FORTRESS Phase 2b FM study. Analysis of the study data revealed:

●	New FM patients treated with IMC-1, who were recruited into our FORTRESS study through social media advertising, demonstrated statistically significant reductions in FM related pain, fatigue, anxiety and depressive symptoms and showed an overall improvement in their global health status.

●	Prior FM patients, who had previously enrolled in FM studies and/or who had a prior relationship with the FORTRESS study sites, did not exhibit meaningful treatment benefits.
●	New patients treated with IMC-1 also exhibited a lower discontinuation rate due to adverse events as compared with New patients receiving placebo.
●	All patients treated with IMC-1 demonstrated exemplary safety and tolerability in the FORTRESS study.

We believe the safety and efficacy results from the FORTRESS study support progression of IMC-1 to Phase 3 development for New patients, who represent the vast majority of the FM patient community.

We are scheduled to meet with the FDA in March 2023 to discuss advancing IMC-1 into Phase 3 development as a treatment for FM. At this meeting, we will discuss plans for a Phase 3 program that would support submission of a NDA for IMC-1 for the treatment of FM.

Market and Competition

The three pharmaceutical agents currently approved for the treatment of FM, pregabalin (Lyrica), duloxetine (Cymbalta) and milnacipran (Savella), are all associated with significant adverse events and limited clinical efficacy. Despite this, Lyrica and Cymbalta together had peak sales of approximately $10 billion across all of their approved indications, with Lyrica achieving sales of $3.6 billion in the United States in 2018, including sales related to FM. Reflecting the need for more effective and better tolerated treatments, a large number of additional products are also prescribed that are not indicated for FM. The American Academy of Rheumatology and FDA strongly recommends avoiding opioid narcotic medications for treating FM. Evidence shows these drugs are not helpful to most people with FM and will cause greater pain sensitivity or make pain persist. Despite that, research shows that FM patients are prescribed opioids as part of their treatment regimen.

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

Our 2020 assessment provided an updated disease review, forecast and valuation for FM and IBS for the U.S. and Ex-U.S. markets. Both assessments show that significant unmet medical needs exist in the FM treatment armamentarium, as well as the IBS treatment armamentarium, highlighting the commercial potential for a new medicine that proves to be safe and effective as determined by the FDA.

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

The six payors interviewed confirmed FM to be a serious disease with patients routinely consuming substantial healthcare resources. IMC-1, with proprietary dosing (dosing cannot be replicated by generic products) and a unique antiviral MOA with Fast Track status, can be expected to receive favorable pricing and formulary coverage and a high level of unmet need exists because the underlying cause is not well understood and treatment is patchwork.

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

Other Market Opportunities

Each of the 2014 and 2020 assessment confirmed that FM represents an unmet medical need with a large market opportunity and that IMC-1 is a differentiated product. Overall, the assessment found that physicians are not satisfied with current FM treatments, that the etiology and cause of FM remains poorly understood, and that current products only manage the symptoms of FM. We believe our paradigm changing discovery that herpes virus could play an important role in the pathogenesis of FM. If successfully proven, we believe that IMC-1 can be disruptive to the market and can change the way FM is treated.

Furthermore, there is increasing recognition in the scientific community of the potential role of activated viruses, triggering a wide range of morbidities, including FM, IBS, fatigue related disorders and potentially dementia and even long Covid (“Long-COVID”) symptoms. The Company provided the Bateman Horne Center (“BHC”) with an unrestricted grant for an investigator-sponsored study to explore the therapeutic potential of combination antiviral therapy with Virios’ second development candidate, IMC-2, a combination of valacyclovir and celecoxib. The study is evaluating changes in common Long-COVID symptoms such as fatigue, sleep, attention, pain, autonomic function and anxiety and commenced dosing in the third quarter of 2022. The study is fully enrolled with data expected in mid-2023.

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

As of December 31, 2022, our portfolio of owned patents totaled 21 issued patents in the United States and abroad. This includes three Composition of Matter patents, including a Synergistic Patent, and two Method of Use patents in the United States, all of which relate to IMC-1. Exclusivity with all patents extends to 2033.

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

Human Capital Resources

As of December 31, 2022, we had four full-time employees. Accordingly, a high percentage of our work performed for our development projects is outsourced to qualified independent contractors. All employees and contractors are subject to contractual agreements that specify requirements for confidentiality, ownership of newly developed intellectual property and restrictions on working for competitors as well as other matters.

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

We are a development-stage biotechnology company with a limited operating history and have incurred losses since our formation. We incurred net losses of $12,247,834 and $15,960,268 for each of the years ended December 31, 2022 and 2021. As of December 31, 2022, we had an accumulated deficit of $56,173,207. We have not commercialized any products and have never generated revenue from the commercialization of any product. To date, we have devoted most of our financial resources to research and development, including our preclinical and clinical work, and to intellectual property.

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

●	conduct our Phase 3 FM studies or conduct clinical trials for any other indications or other candidates;
●	establish sales, marketing, distribution, and compliance infrastructures to commercialize IMC-1, if approved, and for any other candidates for which we may obtain marketing approval;
●	maintain, expand and protect our intellectual property portfolio;
●	hire additional clinical, scientific and commercial personnel;
●	add operational, financial and management information systems and personnel, including personnel to support our development and planned future commercialization efforts, as well as to support our transition to a public reporting company; and
●	acquire or in-license or invent other candidates or assets.

Furthermore, our ability to successfully develop, commercialize and license any candidates and generate product revenue is subject to substantial additional risks and uncertainties, as described below under “— Risks Related to Development, Clinical Testing, Manufacturing and Regulatory Approval” and “— Risks Related to Commercialization.” As a result, we expect to continue to incur net losses and negative cash flows for the foreseeable future. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. The amount of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. If we are unable to develop and commercialize one or more product candidates, either alone or through collaborations, or if revenues from any product that receives marketing approval are insufficient, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain profitability or meet outside expectations for our profitability. If we are unable to achieve or sustain profitability or to meet outside expectations for our profitability, the value of our common stock will be materially and adversely affected.

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

Our cash on hand of $7,030,992 as of December 31, 2022 is sufficient to fund our operations and capital requirements for at least the next 12 months subsequent to the filing date of the Company’s Annual Report on Form 10-K. Currently, there are no planned research and development activities for 2023 other than minimal carryover costs associated with completing the final reports for the FORTRESS study and the chronic toxicology program, regulatory consulting to prepare for the meeting with the FDA, the on-going grant to BHC for the fully funded investigator-sponsored study in Long-COVID and purchase of active pharmaceutical ingredients (“API”) to support the start of a potential Phase 3 study for IMC-1. We are scheduled to meet with the FDA in March 2023 to discuss the most appropriate next steps in advancing IMC-1 development as a treatment for FM. Additional capital will need to be raised before initiating additional research and development activities. We have based this estimate on assumptions that may prove to be wrong, and we could deploy our available capital resources sooner or for other purposes than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to the:

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

Risks Related to Development, Clinical Testing, Manufacturing and Regulatory Approval

We are heavily dependent on the success of IMC-1, our lead candidate, which is still under clinical development, and if this candidate does not receive regulatory approval or, if approved, our commercialization efforts are unsuccessful, our business may be harmed.

We do not have any products that have been granted regulatory approval. Currently, our lead development-stage candidate is IMC-1. As a result, our business is dependent on our ability to successfully complete clinical development of, obtain regulatory approval for, and, if approved, successfully commercialize IMC-1 in a timely manner. We cannot commercialize IMC-1 in the United States without first obtaining regulatory approval from the FDA; similarly, we cannot commercialize IMC-1 outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of IMC-1 for a target indication, we must demonstrate with substantial evidence gathered in preclinical studies and clinical trials and, with respect to approval in the United States, to the satisfaction of the FDA, that IMC-1 is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate. In our most recent clinical trial involving IMC-1, the Phase 2b FORTRESS study, IMC-1 did not achieve statistically significant efficacy outcomes. Even if IMC-1 were to successfully obtain approval from the FDA and comparable foreign regulatory authorities, any approval might contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval for IMC-1 in one or more jurisdictions, or any approval we receive contains significant limitations or requirements, we may not be able to obtain sufficient funding or generate sufficient revenue to continue the development of any other candidate that we may in-license, develop or acquire in the future. Furthermore, even if we obtain regulatory approval for IMC-1, we will still need to develop a commercial organization, establish commercially viable pricing and obtain approval for adequate reimbursement from third-party and government payors. If we are unable to successfully commercialize IMC-1, we may not be able to earn sufficient revenue to continue our business.

We may face future business disruption and related risks resulting from the spread of infectious disease, including coronavirus 2019 variants (COVID-19), which could have a material adverse effect on our business.

The development of our drug candidates could be disrupted and materially adversely affected in the future by a pandemic, epidemic or outbreak of an infectious disease.

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

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that we will never obtain regulatory approval for IMC-1 or any other candidates. We are not permitted to market any of our product candidates in the United States until we receive regulatory approval from the FDA.

●	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a candidate is safe and effective for its proposed indication;
●	serious and unexpected treatment-related side effects experienced by participants in our clinical trials or by individuals using drugs similar to our candidates, or other products containing the active ingredient in our candidates;
●	negative or ambiguous results from our clinical trials or results that may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;

●	we may be unable to demonstrate that a candidate’s clinical and other benefits outweigh its safety risks;
●	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
●	the data collected from clinical trials of our development candidates may not be acceptable or sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or elsewhere, and we may be required to conduct additional clinical trials;
●	the FDA or comparable foreign authorities may disagree regarding the formulation, labeling and/or the specifications of our candidates;
●	the FDA or comparable foreign regulatory authorities may fail to approve or find deficiencies with the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;
●	the FDA or comparable foreign regulatory authorities may inspect and find deficiencies at the clinical trial sites we use to conduct our clinical studies; and
●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our clinical trials, and even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depends on many factors, including:

●	the patient eligibility criteria defined in the protocol;
●	the size of the patient population required for analysis of the trial’s primary endpoints;
●	the nature of the trial protocol;
●	the existing body of safety and efficacy data with respect to the product candidate;
●	the proximity of patients to clinical sites;
●	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
●	clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating;
●	competing clinical trials being conducted by other companies or institutions;

●	our ability to maintain patient consents; and
●	the risk that patients enrolled in clinical trials will drop out of the trials before completion.

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

Serious adverse events or undesirable side effects caused by IMC-1 or any other candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Results of any clinical trial we conduct could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Patients treated with IMC-1 in our Phase 2a and Phase 2b studies discontinued due to adverse events at a rate lower than patients treated with placebo. The most common adverse events IMC-1 patients experienced (other than COVID-19 infection) were gastrointestinal events and headache at rates less than 5%. There were three serious adverse events observed in the Phase 2a study, two on patients treated with IMC-1, and one for a placebo treated patient. In the larger Phase 2b study, there were three serious adverse events that occurred in two patients, both of whom were treated with placebo.

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

Even if IMC-1 or any other candidate we develop receives marketing approval, it may fail to achieve market acceptance by physicians, patients, third-party payors or others in the medical community necessary for commercial success.

If IMC-1 or any other candidate we develop receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If it does not achieve an adequate level of acceptance, we may not generate significant product revenues or become profitable. The degree of market acceptance of our product candidates, if approved, will depend on a number of factors, including but not limited to:

●	the efficacy and potential advantages compared to alternative treatments;
●	effectiveness of our sales and marketing efforts;
●	the cost of treatment in relation to alternative treatments, including any similar generic treatments;
●	our ability to offer our products for sale at competitive prices;
●	the convenience and ease of administration compared to alternative treatments;
●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
●	the strength of marketing and distribution support;

●	the availability of third-party coverage and adequate reimbursement;
●	the prevalence and severity of any side effects; and
●	the impact of any restrictions on the use of our product together with other medications.

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

We currently have no international operations, but our business strategy includes potentially expanding internationally if any of our product candidates receive regulatory approval. Doing business internationally involves a number of risks, including but not limited to:

●	difficulties maintaining compliance with multiple, conflicting and changing laws and regulations, such as privacy regulations, tax laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;
●	failure by us to obtain and maintain regulatory approvals for the use of our products in various countries;
●	additional potentially relevant third-party patent rights;
●	complexities and difficulties in obtaining protection and enforcing our intellectual property;
●	difficulties in staffing and managing foreign operations;
●	complexities associated with managing multiple payor reimbursement regimes, government payors or patient self-pay systems;
●	limits in our ability to penetrate international markets;
●	financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products and exposure to foreign currency exchange rate fluctuations;
●	natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions;
●	certain expenses including, among others, expenses for travel, translation and insurance; and
●	regulatory and compliance risks that relate to maintaining accurate information and control over sales and activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, its books and records provisions, or its anti-bribery provisions.

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

We rely, and will continue to rely, on CROs, CRO-contracted vendors and clinical trial sites to ensure the proper and timely conduct of our clinical trials. Our reliance on CROs for clinical development activities limits our control over these activities, but we remain responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards.

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

In the United States and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or the ACA, was passed, which substantially changed the way healthcare is financed by both the government and private insurers and continues to significantly impact the U.S. pharmaceutical industry. Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA. Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. It is unclear how future litigation or healthcare initiatives at the U.S. federal and state levels will impact our business, financial condition and results of operations. Complying with any new legislation or changes in healthcare regulation could be time consuming and expensive, resulting in a material adverse effect on our business.

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

If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, individual imprisonment, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-

compliance with these laws, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. If any of the physicians or other providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment, which could affect our ability to operate our business. Further, defending against any such actions can be costly, time-consuming and may require significant personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

Any clinical trial programs we conduct or research collaborations we enter into in the European Economic Area may subject us to the General Data Protection Regulation.

If we conduct clinical trial programs or enter into research collaborations in the European Economic Area, we may be subject to the General Data Protection regulation, or GDPR. The GDPR applies extraterritorially and implements stringent operational requirements for processors and controllers of personal data, including, for example, high standards for obtaining consent from individuals to process their personal data, robust disclosures to individuals, a comprehensive individual data rights regime, data export restrictions governing transfers of data from the European Union, or EU, to other jurisdictions, short timelines for data breach notifications, limitations on retention of information, increased requirements pertaining to health data, other special categories of personal data and coded data and additional obligations if we contract third-party processors in connection with the processing of personal data. The GDPR provides that EU member states may establish their own laws and regulations limiting the processing of personal data, including genetic, biometric or health data, which could limit our ability to use and share personal data or could cause our costs to increase. If our or our partners’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to €20 million or up to 4% of our total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill.

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

If we become profitable, our ability to use our net operating loss carryforwards and other tax attributes to offset future taxable income or taxes may be subject to limitations.

As of December 31, 2022, we had federal and state net operating loss carry forwards, or NOLs, of approximately $22.2 million. These net operating losses can be carried forward and applied against future taxable income, if any. A full allowance for the value of the NOLs is provided for in our audited financial statements for the year of December 31, 2022 included in this Annual Report on Form 10-K. We cannot guarantee what the ultimate outcome or amount of the benefit we may receive from the NOLs, if any, will be. If we become profitable in the future, our ability to use net operating loss carryforwards and other tax attributes to offset future taxable income or reduce taxes may be subject to limitations.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. For example, European patent law restricts the patentability of methods of treatment of the human body more than U.S. law does. However, in certain instances, the laws of the United States are more restrictive than those of foreign countries. For example, a recent series of U.S. Supreme Court cases has narrowed the types of subject matter considered eligible for patenting. Accordingly, certain diagnostic methods are considered ineligible for patenting because they are directed to a “law of nature.” Further, publications of discoveries in scientific literature often lag the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.

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

We cannot guarantee that any of our or our licensors’ patent searches or analyses, including but not limited to the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States, Europe and elsewhere that is relevant to or necessary for the commercialization of our product candidates in any jurisdiction. For example, in the United States, certain filed applications that will not be filed outside the United States remain confidential until patents issue. Patent applications in the United States, EU and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our future product candidates, or their manufacture or use may currently be unpublished. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our product candidates or the use of our product candidates. The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our product candidates. We may incorrectly determine that our product candidates are not covered by a third-party patent or may incorrectly predict whether a third party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States, the EU or elsewhere that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our product candidates. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our product candidates.

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

The U.S. has in recent years enacted and implemented wide ranging patent reform legislation.

Additionally, the U.S. Supreme Court has ruled on several patent cases in recent years either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by Congress, the U.S. federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. Similarly, the complexity and uncertainty of European patent laws has also increased in recent years. In addition, the European patent system is relatively stringent in the type of amendments that are allowed during prosecution. Complying with these laws and regulations could limit our ability to obtain new patents in the future that may be important for our business.

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

Risks Related to Our Common Stock

If we are unable to maintain listing of our common stock on the Nasdaq Capital Market or another national stock exchange, it may be more difficult for our stockholders to sell their shares of common stock.

Nasdaq requires issuers to comply with certain standards to remain listed on its exchange. We have received a delisting notice from Nasdaq as a result of the closing bid price of our common stock being below $1.00 per share for 30 consecutive business days. Our common stock may be involuntarily delisted from Nasdaq if we fail to regain compliance with the minimum closing bid price requirement of $1.00 per share.

If we are unable to maintain our listing on Nasdaq, it may become more difficult for our stockholders to sell our common stock in the public market, and the price of our common stock may be adversely affected due to the likelihood of decreasing liquidity resulting from delisting. In addition, it may inhibit or preclude our ability to raise additional funding.

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

Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own approximately 16% of our outstanding voting stock. Therefore, these stockholders may be able to significantly influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. The interests of this group of stockholders may not always coincide the interests of our public market investors and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

We are subject to significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, and particularly after we no longer qualify as an emerging growth company, we incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002 (“SOX”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations impose various requirements on U.S. reporting public companies, including the establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations may make it more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified senior management personnel or members for our board of directors. In addition, these rules and regulations are often subject to varying interpretations, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Pursuant to Section 404 of SOX, we are required to furnish a report by our senior management on our internal control over financial reporting. While we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.

To comply with Section 404, we are required to engage in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and maintain a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be reevaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. In connection with our initial public offering, we began the process of documenting, reviewing and improving our internal controls and procedures for compliance with Section 404 of SOX, which requires annual management assessment of the effectiveness of our internal control over financial reporting.

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

On November 1, 2022, Virios Therapeutics, Inc. (the “Company”) received a letter (the “Notice”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for the previous 30 consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”). The Notice has no effect at this time on the Company’s common stock, which continues to trade on The Nasdaq Capital Market under the symbol “VIRI”.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided an initial period of 180 calendar days, or until May 1, 2023 (the “Compliance Date”), to regain compliance with the Bid Price Requirement. If, at any time before the Compliance Date, the bid price for the Company’s common stock closes at $1.00 or more for a minimum of 10 consecutive business days, the Staff will provide written notification to the Company that it has regained compliance with the Bid Price Requirement, unless the Staff exercises its discretion to extend this 10-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H).

If the Company is not in compliance with the Bid Price Requirement by the Compliance Date, the Company may qualify for a second 180 calendar day compliance period. If the Company does not qualify for or fails to regain compliance during the second compliance period, then the Staff will provide written notification to the Company that its common stock will be subject to delisting. At that time, the Company may appeal the Staff’s delisting determination to the Nasdaq Listing Qualifications Panel. However, there can be no assurance that, if the Company receives a delisting notice and appeals the delisting determination that such an appeal would be successful.

The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider available options to regain compliance with the Bid Price Requirement.

Holders of Record

As of February 28, 2023, there were approximately 139 holders of record of shares of our common stock. This number does not reflect the beneficial holders of our common stock who hold shares in street name through brokerage accounts or other nominees.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended December 31, 2022.

Recent Sales of Unregistered Securities

We did not issue any equity securities during the year ended December 31, 2022 that were not registered under the Securities Act and that have not otherwise been described in a Quarterly Report on Form 10-Q or a Periodic Report on Form 8-K.

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

IMC-1 combines two specific mechanisms of action purposely designed to inhibit herpes virus activation and replication, thereby keeping the herpes virus in a latent (dormant) state or “down-regulating” the herpes virus from a lytic (active) state back to latency. The famciclovir component of IMC-1 inhibits viral DNA replication. The celecoxib component of IMC-1 inhibits cyclooxegenase-2 (“COX-2”) and to a lesser degree cyclooxegenase-1 (“COX-1”), enzymes used by the herpes virus to amplify or accelerate its own replication. We are unaware of any other antivirals in development for the treatment of FM. We believe this novel approach was a germane consideration in the U.S. Food and Drug Administration (“FDA”) designating IMC-1 for fast-track review status for the treatment of FM. IMC-1 has also been granted a synergy patent based on the fact that neither of the individual components has proven effective in the management of FM, yet the combination therapy generated a result that is greater than the sum of its parts. IMC-1 was the focus of our Phase 2b FORTRESS study.

In September 2022, we announced the top line results from our FORTRESS study in FM. Overall, the FORTRESS study did not achieve statistical significance on the prespecified primary efficacy endpoint of change from baseline to Week 14 in the weekly average of daily self-reported average pain severity scores comparing IMC-1 to placebo (p=0.302). However, based on the analysis of the FORTRESS data, community based patients who have not participated in prior FM clinical trials demonstrated statistically significant improvement on the primary endpoint of reduction in FM related pain versus placebo, irrespective of when they enrolled in the study. We believe focusing the forward development of IMC-1 on these “new” patients represents a viable and manageable path forward. The Company is scheduled to meet with the FDA in March 2023 to discuss the most appropriate next steps in advancing IMC-1 development as a treatment for FM and hopefully agree on a Phase 3 program. If alignment can be reached, management will consider raising additional capital to fund future research and/or seek a partner to develop or co-develop IMC-1 as a treatment for FM.

For the Phase 3 program, we intend to run two qualifying pivotal trials demonstrating the safety and efficacy of IMC-1 treating patients with FM. The first Phase 3 study is planned to be a four-arm, multifactorial design to demonstrate the relative safety and efficacy of IMC-1 as compared to celecoxib alone, famciclovir alone and placebo. The second Phase 3 study is planned to be a two-arm study comparing IMC-1 to placebo.

All patients from the Phase 3 program will be offered the opportunity to enroll into an open label safety follow-on extension study with all on IMC-1, which is the third key component of the Phase 3 program proposal.

We have not generated revenues and have incurred losses since inception. Our net losses were $12,247,834 and $15,960,268 for the years ended December 31, 2022 and 2021, respectively, and our accumulated deficit at December 31, 2022 was $56,173,207. We expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue to develop and seek regulatory approvals for our product candidates. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates and uncertainty about economic stability. For example, the current conflict between Ukraine and Russia has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, if at all.

Financial Operations Overview

The following discussion sets forth certain components of our statements of operations as well as factors that impact those items.

Research and Development Expenses

Our research and development expenses consist of expenses incurred in development and clinical studies relating to our product candidates, including:

●	payments to third-party contract research organizations, or CROs;
●	payments to third-party contract development and manufacturing organizations, or CMOs;
●	personnel-related expenses, such as salaries, benefits and stock compensation; and
●	payments to contract laboratories and independent consultants.

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

Our research and development expenses in 2022 primarily related to our FORTRESS study which completed in August 2022 and two long-term animal toxicology studies, a 26-week study in rats, which completed in the first quarter of 2022 and a 39-week study in dogs, which completed in the second quarter of 2022. Once we initiate our Phase 3 program in FM, we expect our research and development expenses to increase. These expenditures are subject to numerous uncertainties regarding timing and cost to completion. Completion of our clinical development and clinical trials may take several years or more. Because of the numerous risks and uncertainties associated with product development, we cannot determine with certainty the duration and completion costs of the current or future studies and clinical trials or if, when, or to what extent we will generate revenues from the commercialization and sale of our product candidates. We may never succeed in achieving regulatory approval for our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, benefits and other related personnel costs, including equity and stock-based compensation, for personnel serving in our executive, finance and administrative functions. General and administrative expenses also include public company costs, directors’ and officers’ insurance, professional fees for legal, including patent related expenses, consulting, auditing and tax services.

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

Other Income (Expense), Net

In 2022, other income (expense), net consists of interest income earned on cash in a money market account. In 2021, other income (expense), net primarily consists of the cost associated with the Release and Settlement Agreement with Torreya Capital LLC. See Note 8 to the Financial Statements included in this Annual Report on Form 10-K.

Related Parties

The Company uses Gendreau Consulting, LLC (“Gendreau”), a consulting firm, for drug development, clinical trial design, and planning, implementation and execution of contracted activities with CROs. Gendreau’s managing member became the Company’s Chief Medical Officer (“CMO”) effective January 1, 2021. The Company has and will continue to contract the services of the CMO’s spouse through Gendreau to perform certain activities in connection with the Company’s clinical programs.

For a full discussion of related party transactions see Note 7 to the Financial Statements included in this Annual Report on Form 10-K.

Income Taxes

As of December 31, 2022, the Company has U.S. federal and state net operating loss carryforwards of approximately $22,168,000. These net operating losses can be carried forward and applied against future taxable income, if any. These losses currently have no expiration date and may be carried forward indefinitely. As the Company was incorporated in December 2020, all tax years of the Company remain open to examination by tax authorities.

The Company has recorded a full valuation allowance against its net deferred tax assets as of December 31, 2022 and 2021 because the Company has determined that it is more likely than not that these assets will not be fully realized due to historic net operating losses incurred. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible.

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

Results of Operations

Operating expenses and other (expense) income were comprised of the following:

	Year Ended
	December 31,
	2022	2021
Operating expenses:
Research and development	$8,069,628	$10,795,688
General and administrative	4,245,681	4,845,252
Total operating expenses	12,315,309	15,640,940

Other income (expense):
Interest income	67,475	5,672
Other expense	—	(325,000)
Total other income (expense)	67,475	(319,328)
Net loss before income taxes	$(12,247,834)	$(15,960,268)

Years Ended December 31, 2022 and 2021

Research and Development Expenses

Research and development expenses decreased by $2.7 million to $8.1 million for the year ended December 31, 2022 from $10.8 million for the year ended December 31, 2021. The decrease was primarily due to decreases in expenses for clinical trials of $1.5 million, toxicology studies of $1.1 million and drug development and manufacturing costs of $0.4 million partially offset by increases in salaries and related personnel costs of $0.2 million and amortization of research grant of $0.1 million.

General and Administrative Expenses

General and administrative expenses decreased by $0.6 million to $4.2 million for the year ended December 31, 2022 from $4.8 million for the year ended December 31, 2021. This decrease was primarily due to decreases in expenses for salaries and related costs of $0.2 million, costs associated with being a public company of $0.2 million and accounting and legal fees of $0.2 million.

Other Income (Expense)

Other income (expense) increased by $0.4 million to $0.1 million in income for the year ended December 31, 2022 from an expense of $0.3 million for the year ended December 31, 2021. The increase in other income was mainly due to an increase in interest income of $0.1 million from 2021 to 2022 and a decrease in expense of $0.3 million related to the Release and Settlement Agreement with Torreya Capital LLC in 2021.

Liquidity and Capital Resources

Since our inception, we have financed our operations through public offerings of common stock and proceeds from private placements of membership interests and convertible promissory notes. To date, we have not generated any revenue from the sale of products and we do not anticipate generating any revenue from the sales of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of December 31, 2022, our principal source of liquidity was our cash, which totaled $7.0 million.

Equity Financings

On September 22, 2022, we closed an underwritten public offering raising gross proceeds of $5.0 million and net proceeds of approximately $4.5 million, after deducting underwriting discounts, commissions and offering expenses. There were no equity financings during the year ended December 31, 2021.

Debt Financings

There were no debt financings during the years ended December 31, 2022 and 2021. There was no debt outstanding at December 31, 2022 and 2021.

Future Capital Requirements

We estimate our current cash of $7.0 million at December 31, 2022 is sufficient to fund operations and capital requirements for at least the next 12 months subsequent to the filing date of the Company’s Annual Report on Form 10-K. Currently, there are no planned research and development activities for 2023 other than minimal carryover costs associated with completing the final reports the FORTRESS study and the chronic toxicology program, regulatory consulting to prepare for the FDA meeting, the on-going grant to BHC for the fully funded investigator-sponsored study in Long-COVID and purchase of API to support the start of a potential Phase 3 study for IMC-1. Additional capital will need to be raised before initiating additional research and development activities. We completed our FORTRESS study in August 2022 and are scheduled to meet with the FDA in March 2023 to discuss the most appropriate next steps in advancing IMC-1 development as a treatment for FM. If alignment on a Phase 3 program can be reached, management will consider raising additional capital to fund future research and/or seek a partner to develop or co-develop IMC-1 as a treatment for FM.

We will need to raise additional capital before we exhaust our current cash in order to continue to fund our research and development, including, subject to consultation with the FDA, any plans for a Phase 3 trial and any new product development, as well as to fund operations generally. We will need to finance our cash needs through public or private equity offerings, debt financings, collaboration and licensing arrangements or other financing alternatives. To the extent that we raise additional funds by issuing equity or equity-linked securities, our shareholders will experience dilution. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs. Failure to secure the necessary financing in a timely manner and on favorable terms could have a material adverse effect on the Company’s strategy and value and could require the delay of product development and clinical trial plans.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities.

	Years Ended
	December 31,
	2022	2021
Statement of Cash Flows Data:
Total net cash (used in) provided by:
Operating activities	$(11,467,797)	$(15,689,578)
Financing activities	4,490,605	(97,604)
Decrease in cash	$(6,977,192)	$(15,787,182)

Years ended December 31, 2022 and 2021

Operating Activities

For the year ended December 31, 2022, net cash used in operations was $11.5 million and consisted of a net loss of $12.3 million offset by a net change in operating assets and liabilities of $0.2 million attributable to a decrease in prepaid expenses of $0.4 million and an increase in accounts payable of $0.2 million offset by a decrease in accrued expenses of $0.4 million and non-cash items of $0.6 million attributable to share-based compensation.

For the year ended December 31, 2021, net cash used in operations was $15.7 million and consisted of a net loss of $15.9 million and a net change in operating assets and liabilities of $0.1 million attributable to an increase in prepaid expenses offset by non-cash items of $0.3 million attributable to share-based compensation.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2022 was $4.5 million and was attributable to cash proceeds from our public offering in September 2022, net of costs.

Net cash used by financing activities for the year ended December 31, 2021 was $0.1 million and was attributable to $0.2 million in proceeds received from the exercise of warrants offset by the payment of $0.3 million in carryover offering costs from the Company’s IPO in December 2020.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors

Virios Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Virios Therapeutics, Inc. (the "Company") as of December 31, 2022 and 2021, the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ FORVIS, LLP (Formerly, Dixon Hughes Goodman LLP)

We have served as the Company's auditor since 2020.

Atlanta, Georgia

March 14, 2023

VIRIOS THERAPEUTICS, INC.

BALANCE SHEETS

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash	$7,030,992	$14,008,184
Prepaid expenses and other current assets	1,338,764	1,768,503
Total current assets	8,369,756	15,776,687
Total assets	$8,369,756	$15,776,687
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$573,164	$353,863
Accrued expenses	470,098	921,760
Total current liabilities	1,043,262	1,275,623
Total liabilities	1,043,262	1,275,623
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.0001 par value; 43,000,000 shares authorized, 18,330,390 and 8,330,390 shares issued and outstanding at December 31, 2022 and 2021, respectively	1,833	833
Preferred stock, $0.0001 par value; 2,000,000 shares authorized, no shares issued and outstanding at December 31, 2022 and 2021	—	—
Additional paid-in capital	63,497,868	58,425,604
Accumulated deficit	(56,173,207)	(43,925,373)
Total stockholders' equity	7,326,494	14,501,064
Total liabilities and stockholders' equity	$8,369,756	$15,776,687

See accompanying notes to the financial statements.

VIRIOS THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

	Year Ended
	December 31,	December 31,
	2022	2021
Revenue	$—	$—

Operating expenses:
Research and development	8,069,628	10,795,688
General and administrative expenses	4,245,681	4,845,252
Total operating expenses	12,315,309	15,640,940

Loss from operations	(12,315,309)	(15,640,940)

Other income (expense):
Interest income	67,475	5,672
Other expense	—	(325,000)
Total other income (expense)	67,475	(319,328)

Loss before income taxes	(12,247,834)	(15,960,268)
Income tax provision (benefit)	—	—

Net loss	$(12,247,834)	$(15,960,268)
Basic and diluted net loss per share	$(1.11)	$(1.92)
Weighted average number of shares outstanding – basic and diluted	11,070,116	8,329,310

See accompanying notes to the financial statements.

VIRIOS THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Par	Paid-In Capital	Deficit	Equity
Balance, December 31, 2020	8,305,075	$830	$57,905,164	$(27,965,105)	$29,940,889
Share-based compensation expense	—	—	322,881	—	322,881
Exercise of warrants	25,315	3	197,559	—	197,562
Net loss	—	—	—	(15,960,268)	(15,960,268)
Balance, December 31, 2021	8,330,390	$833	$58,425,604	$(43,925,373)	$14,501,064
Issuance of common shares in public offering, net of costs	10,000,000	1,000	4,489,605	—	4,490,605
Share-based compensation expense	—	—	582,659	—	582,659
Net loss	—	—	—	(12,247,834)	(12,247,834)
Balance, December 31, 2022	18,330,390	$1,833	$63,497,868	$(56,173,207)	$7,326,494

See accompanying notes to the financial statements.

VIRIOS THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,	December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(12,247,834)	$(15,960,268)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based and equity compensation expense	582,659	322,881
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	429,739	(91,138)
Increase in accounts payable	219,301	270,007
(Decrease) increase in accrued expenses	(451,662)	147,773
Decrease in accrued salaries	—	(378,833)
Net cash used in operating activities	(11,467,797)	(15,689,578)
Cash flows from financing activities
Proceeds from initial public offering, net of costs	4,490,605	(295,166)
Proceeds from the exercise of warrants	—	197,562
Net cash provided by (used in) financing activities	4,490,605	(97,604)
Net decrease in cash	(6,977,192)	(15,787,182)
Cash, beginning of period	14,008,184	29,795,366
Cash, end of period	$7,030,992	$14,008,184

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

Public Offering

On September 19, 2022, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with ThinkEquity LLC (the “Underwriter”) in connection with the issuance and sale by the Company in a public offering of 10,000,000 shares of its common stock at a public offering price of $0.50 per share (the “Offering”), pursuant to an effective shelf registration statement on Form S-3 (File No. 333-263700). The Offering closed on September 22, 2022 and the gross proceeds from the Offering were $5,000,000. The net proceeds of the Offering were approximately $4,490,605 after deducting underwriting discounts, commissions and offering expenses payable by the Company. In conjunction with the Offering, the Company granted to the Underwriter 500,000 warrants to purchase shares of the Company’s common stock at an exercise price of $0.625 per share, which was 125% of the Offering price.

Material Uncertainty

Since its founding, the Company has been engaged in research and development activities as well as organizational activities, including raising capital. The Company has not generated any revenues to date. As such, the Company is subject to all of the risks associated with any development-stage biotechnology company that has substantial expenditures for research and development. Since inception, the Company has incurred losses and negative cash flows from operating activities. The Company has funded its losses primarily through issuance of members’ interests, convertible debt instruments and issuance of equity securities. For the years ended December 31, 2022 and 2021, the Company incurred net losses of $12,247,834 and $15,960,268, respectively, and had net cash flows used in operating activities of $11,467,797 and $15,689,578, respectively. As of December 31, 2022, the Company had an accumulated deficit of $56,173,207.

As of the date these financial statements are issued, based on reasonable estimates, current cash is sufficient to fund operating expenses and obligations for at least 12 months. Currently, there are no planned research and development activities for 2023 other than minimal carryover costs associated with completing the final reports for the Company’s FORTRESS, (Fibromyalgia Outcome Research Trial Evaluating

Synergistic Suppression of HSV-1), study for the treatment of FM and the chronic toxicology program, regulatory consulting to prepare for the meeting with the FDA, the on-going grant to the Bateman Horne Center for the fully funded investigator-sponsored study in Long-COVID and the purchase of active pharmaceutical ingredients to support the start of a potential Phase 3 program for IMC-1.

Our research and development expenses in 2022 primarily related to our FORTRESS study for IMC-1, the Company’s lead candidate, which was completed in August 2022 and two long-term animal toxicology studies; a 26-week study in rats, which was completed in the first quarter of 2022 and a 39-week study in dogs, which was completed in the second quarter of 2022. Overall, the study for IMC-1, did not achieve statistical significance on the prespecified primary efficacy endpoint of change from baseline to Week 14 in the weekly average of daily self-reported average pain severity scores comparing IMC-1 to placebo (p=0.302). However, management observed a differential response based on the timing of patient enrollment and believe it is highly unlikely due to chance or a random occurrence, thus further analysis of the data was warranted, particularly in the context of the previous IMC-1 Phase 2a study success. Based on the analysis of the data, management believes focusing the forward development of IMC-1 on new fibromyalgia patients remains a viable and manageable path forward.

The Company is scheduled to meet with the FDA in March 2023 to discuss the most appropriate next steps in advancing IMC-1 development as a treatment for FM and hopefully agree on a Phase 3 program. If alignment can be reached, management will consider raising additional capital to fund future research and/or seek a partner to develop or co-develop IMC-1 as a treatment for FM.

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

Equity Method Investment

In 2017, the Company purchased a 25% ownership in Northriver Pharm, LLC (“NRP”) in the amount of $125,000 from existing investors of NRP. NRP is an entity with common ownership with the Company’s former Chief Executive Officer and Founder, who is also the Founder and sole voting member of NRP. The Company evaluated the ownership under VIE guidance and has determined that the Company does not have the power and economics to control the entity and are not the entity most closely associated with NRP.

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

Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company operated as an Alabama limited liability company until its Corporate Conversion. Therefore, the Company passed through all income and losses to its members until this point. As of December 31, 2022 and 2021, the Company had a full valuation allowance against deferred tax assets.

The Company is subject to the provisions of ASC 740, Income Taxes. Under ASC 740, consideration is given to the recognition and measurement of tax positions that meet a “more-likely-than-not” threshold. A tax position is a position taken in a previously filed tax return or a position expected to be taken in a future that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions include the Company’s status as a pass-through entity until December 16, 2020 and as a corporation thereafter. The recognition and measurement of tax positions taken for various jurisdictions consider the amounts and probabilities of outcomes that could be realized upon settlement using the facts, circumstances, and information available at the reporting date. The Company has determined that it does not have any material unrecognized tax benefits or obligations as of December 31, 2022 and 2021. The Company recognizes interest and penalties related to uncertain tax positions, if any, in income tax expense. The Company is not currently under examination by the Internal Revenue Service or by state tax authorities and the Company’s tax year remains subject to examination by the tax authorities.

Basic and Diluted Net Income (Loss) per Share

Basic net loss per common share (“EPS”) is computed in accordance with U.S. GAAP. Basic EPS is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted EPS reflects potential dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if all potential common shares had been issued and were dilutive. However, potentially dilutive securities are excluded from the computation of diluted EPS to the extent that their effect is anti-dilutive. For the years ended December 31, 2022 and 2021, the Company had 1,924,397 and 1,041,647 options, respectively, and 672,500 and 172,500 warrants, respectively, to purchase common shares outstanding that were anti-dilutive.

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

Share-Based Compensation

The Company recognizes compensation expense relating to share-based awards to employees and directors with a performance condition over the requisite service period if it is probable that the performance condition will be satisfied. For awards to non-employees, the Company recognizes compensation expense in the same manner as if the Company had paid cash for the goods or services. The Company estimates the fair value of options and warrants granted using an options pricing model, see Note 9. Expense is recognized within both research and development and general and administrative expenses and forfeitures are recognized as they are incurred.

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

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2020-06 eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. The new guidance also modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those annual periods. Early adoption is permitted. ASU 2020-06 allows companies to adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of transition. The Company is continuing to evaluate the impacts that ASU 2020-06 will have on its financial statements.

3.    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,	December 31,
	2022	2021
Prepaid insurance	$1,165,634	$1,329,385
Prepaid clinical research costs	154,510	422,591
Prepaid services	11,329	15,664
Other miscellaneous current assets	7,291	863
	$1,338,764	$1,768,503

4.   License Agreement

The Company entered into a Know-How License Agreement (the “Agreement”) with the University of Alabama (“UA”) in 2012. In consideration for the Agreement, UA received a 10% non-voting membership interest in the Company. Upon the adoption of the May 1, 2020 Second Amended and Restated Operating Agreement, the non-voting membership interest converted to a voting membership interest. Upon the Corporate Conversion, voting membership interest was converted into shares of common stock. The Agreement is in effect for 25 years and will terminate on June 1, 2037.

5.    Accrued Expenses

Accrued expenses consist of the following:

	December 31,	December 31,
	2022	2021
Accrued compensation	$159,704	$532,678
Accrued interest on preferred members’ interests	188,085	188,085
Accrued clinical research costs	78,349	138,522
Accrued director fees	31,000	31,000
Accrued professional fees	11,600	24,100
Other miscellaneous accrued expenses	1,360	7,375
	$470,098	$921,760

6.    Stockholders’ Equity

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

7.    Related Parties

The Company uses Gendreau Consulting, LLC, a consulting firm (“Gendreau”), for drug development, clinical trial design, and planning, implementation and execution of contracted activities with CROs. Gendreau’s managing member became the Company’s Chief Medical Officer (“CMO”) effective January 1, 2021. The Company has and will continue to contract the services of the CMO’s spouse through the firm to perform certain activities in connect with the Company’s ongoing clinical development of product candidates. During the years ended December 31, 2022 and 2021, the Company paid Gendreau $356,088 and $326,416, respectively, and had accounts payable of $21,000 and $24,840 to Gendreau as of December 31, 2022 and 2021, respectively.

8.    Commitments and Contingencies

Litigation

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows.

On August 26, 2021, Torreya Capital LLC (“Torreya”) filed a demand for arbitration with the American Arbitration Association in New York, New York in connection with a claim by Torreya that it is entitled to a transaction fee of $1,035,000 in connection with the Company’s IPO, plus the costs of arbitration, based on services Torreya alleged it provided for the Company as a financial advisor to the Company prior to the IPO.  On December 20, 2021, in order to avoid the risk, inconvenience and expense of a continued dispute, the Company entered into a release and settlement agreement with Torreya, whereby the Company agreed to pay Torreya $325,000 for the release and discharge of any and all claims, liabilities and costs related to the arbitration. The Company paid the obligation prior to December 31, 2021, the cost of which is included in other expense in the accompanying statements of operations.

Employment Agreement and Deferred Compensation Plan

The Company has employment agreements with its CEO, SVP of Operations, and SVP of Finance (the “Executives”), as well as its CMO. Per the terms of the agreements, each Executive and the CMO are entitled to receive a cash bonus with a target amount of no less than 50% for the CEO, 35% for the CMO and 20% for the SVP of Operations and the SVP of Finance, of the then-current base salary. The bonuses are subject to achievement of annual bonus metrics set by the Board. The employment agreements will continue in effect until terminated by either party pursuant to its terms. Upon termination of the agreement by the Company for any reason other than for cause, death or disability or by one of the Executives or CMO for good reason, the Company shall pay to an Executive a “Severance Payment” equal to the aggregate of the Executive’s then-current annual base salary plus an amount equal to a prorated portion of the Executive’s cash bonus for the year in which the termination occurs.  The Severance Payment to an Executive is payable in cash over a period of one year. The Company shall pay to the CMO a Severance Payment equal to 25% of the then-current annual base salary plus a prorated portion of the CMO’s cash bonus for the year in which the termination occurs over a period of three months and health benefits for a period of 12 months unless the CMO becomes eligible for health benefits under another employer. If the termination of the agreement is related to a change of control, the Company shall pay to the Executives and the CMO a “Change of Control Termination Payment” equal to the aggregate of 1.0 times the then-current annual base salary plus an amount equal to 1.0 times the Executives’ and CMO’s cash bonus for year in which the termination occurs. The Change of Control Termination Payments are payable in a single cash lump sum no later than 45 days after the triggering event.

9.   Share-Based Compensation

Equity Incentive Plan

On June 16, 2022, the stockholders of the Company approved the Amended and Restated 2020 Equity Incentive Plan (the “Plan”) to increase the total number of shares of common stock reserved for issuance under the Plan by 1,250,000 shares to 2,062,500 total shares issuable under the Plan. As of December 31, 2022 and 2021, 430,603 and 63,353 shares, respectively, were available for future grants.

The Plan provides for grants to employees, members of the Board, consultants and advisors to the Company, in the form of stock awards, options, and other equity-based awards. The amount and terms of grants are determined by the Board. Stock options have a maximum term of 10 years after date of grant and are exercisable in cash or as otherwise determined by the Board. The maximum aggregate number of shares subject to grant under the Plan to any individual, with the exception of any non-employee director, during any calendar year is limited to 500,000 shares. With respect to any non-employee director, the maximum aggregate number of shares subject to grant under the Plan to any individual during any calendar year is limited to 200,000 shares.

The table below sets forth the outstanding options to purchase common shares under the Plan:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(Years)
Outstanding at December 31, 2020	519,163	$10.00	9.98
Granted	229,984	6.85	—
Outstanding at December 31, 2021	749,147	$9.03	9.09
Granted	912,500	1.42	—
Forfeited	(29,750)	4.97	—
Outstanding at December 31, 2022	1,631,897	$4.85	9.04
Exercisable at December 31, 2022	665,326	$9.30	8.06

As of December 31, 2022 and 2021, the aggregate intrinsic value of options outstanding and exercisable was $0.

During the year ended December 31, 2022, the Company granted certain individuals options to purchase 912,500 shares of the Company’s common stock with an average exercise price of $1.42 per share, contractual terms of 10 years and vesting periods ranging from 100% vesting after one year to 33.333% vesting after one year with the remaining 66.667% vesting in 24 monthly installments, thereafter. The options had an aggregate grant date fair value of $980,075 as calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option pricing model include: (1) discount rates ranging from 3.145% to 3.765% based on the daily yield curve rates for U.S. Treasury obligations, (2) expected lives ranging from 5.5 years to 6.0 years based on the simplified method (vesting plus contractual term divided by two), (3) expected volatility ranging from 90.62% to 93.66% based on the average historical volatility of comparable companies' stock, (4) no expected dividends and (5) fair market value of the Company's stock ranging from $0.2789 to $4.23 per share.

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

For the years ended December 31, 2022 and 2021, the Company recognized share-based compensation expense related to stock options of $582,659 and $322,881, respectively. The unrecognized compensation expense for stock options at December 31, 2022 and 2021 was $1,114,073 and $827,402, respectively.

Stock Options for Unregistered Securities

In addition to the stock options issued under the Plan, on December 16, 2020, the Company granted non-qualified stock options to purchase 292,500 shares of common stock as provided for in the employment agreement of the Company’s President at the time of and in conjunction with the Company’s IPO (the “President Options”). The President Options are exercisable within 10 years of the date of grant at $10.00 per share, were 100% vested at the grant date and have a remaining contractual term of 7.96 years. As of December 31, 2022, there was no unrecognized compensation expense related to these options as they were 100% vested upon issuance. The shares of common stock issuable upon exercise of the President Options will be unregistered, and the option agreement does not include any obligation on the part of the Company to register such shares of common stock. Consequently, the Company has not recognized a contingent liability associated with registering the securities for the arrangement. As of December 31, 2022, the aggregate intrinsic value of the President Options was $0.

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

There was no net impact recognized by the Company in the accompanying financial statements as the warrants were equity-based awards issued for services rendered by the Underwriter for the Offering that was offset by the Company recognizing the fair value of the warrants as a direct and incremental costs associated with the Offering by reducing paid-in capital for the same amount. There is no unrecognized compensation expense for these awards as of December 31, 2022. The table below sets forth the outstanding warrants to purchase common shares:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(Years)
Outstanding at December 31, 2020	172,500	$12.50	4.96
Granted	—	—	—
Outstanding at December 31, 2021	172,500	$12.50	3.96
Granted	500,000	0.63	—
Outstanding at December 31, 2022	672,500	$3.67	4.27
Exercisable at December 31, 2022	172,500	$12.50	2.96

As of December 31, 2022, the aggregate intrinsic value of the warrants outstanding was $0.

10.   Income Taxes

As of December 31, 2022, the Company has U.S. federal and state net operating loss carryforwards of approximately $22,168,000, which have an indefinite carryforward.

A reconciliation of the U.S. federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended
	December 31,
	2022	2021
U.S. federal statutory income tax rate	21.00%	21.00%
Permanent differences	(0.57)%	(0.33)%
State taxes, net of federal benefit	4.83%	4.47%
Deferred tax true-ups	—%	(1.82)%
Other adjustments	0.06%	0.15%
Change in valuation allowance	(25.32)%	(23.47)%
Effective Income Tax rate	—%	—%

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets are comprised of the following:

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$5,692,533	$4,586,488
Capitalized research and development expenditures	1,873,211	—
Stock compensation	1,411,624	1,338,234
Investment in partnership	30,771	30,593
Amortization	15,223	16,299
Gross deferred tax assets	9,023,362	5,971,614
Valuation allowance	(8,682,497)	(5,581,599)
Net deferred tax assets	340,865	390,015

Deferred tax liabilities:
Prepaid expenses	(340,865)	(390,015)
Deferred tax liabilities	(340,865)	(390,015)

Net deferred taxes	$—	$—

For tax years beginning on or after January 1, 2022, the 2017 Tax Cuts and Jobs Act amended Section 174 of the code to eliminate current-year deductibility of research and development expenses and requires taxpayers to capitalize and amortize them over five years for research activities performed in the United States and fifteen years for research activities performed outside of the United States. For the 2022 tax year, the Company has capitalized $8,099,702 of research and development expenses. This has resulted in an increase in the deferred tax asset associated with capitalized research and development by $1,873,211.

As of December 31, 2022, the Company has not generated sufficient positive evidence for future earnings to support a position that it will be able to realize its net deferred tax asset. The Company has significant negative evidence to overcome in the form of cumulative pre-tax losses from continuing operations since its formation, as well as projected losses for the current year. Therefore, it will continue to maintain a full valuation allowance on its U.S. federal and state net deferred tax asset. The change in the valuation allowance offset the income tax benefit related to the pre-tax loss for the year ended December 31, 2022. The Company does not have any material unrecognized tax benefits as of December 31, 2022.

The Company experienced a net change in valuation allowance of $3,100,898 and $3,745,299 for the years ended December 31, 2022 and 2021, respectively.

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

Management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to conduct an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022. Based on the assessment, management has concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

As an emerging growth company, management’s assessment of internal control over financial reporting was not subject to attestation by our independent registered public accounting firm.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(f) of the Exchange Act that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

We incorporate the information required by this Item 10 by reference to the definitive proxy statement for our 2023 annual meeting of shareholders, to be filed with the SEC.

The following is a list of our executive officers as of the date of this Annual Report.

Name	Position
Greg Duncan	Chairman and Chief Executive Officer
R. Michael Gendreau, M.D., Ph.D.	Chief Medical Officer
Ralph Grosswald	Senior Vice President of Operations
Angela Walsh	Senior Vice President of Finance

Item 11. Executive Compensation

We incorporate the information required by this Item 11 by reference to the definitive proxy statement for our 2023 annual meeting of shareholders, to be filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate the information required by this Item 12 by reference to the definitive proxy statement for our 2023 annual meeting of shareholders, to be filed with the SEC.

Item 13. Certain Relationships and Related Transactions, and Director Independence

We incorporate the information required by this Item 13 by reference to the definitive proxy statement for our 2023 annual meeting of shareholders, to be filed with the SEC.

Item 14. Principal Accountant’s Fees and Services

The Independent Registered Public Accounting Firm is FORVIS, LLP (PCAOB Firm ID No. 686) located in Atlanta, Georgia. We incorporate the remaining information required by this Item 14 by reference to the definitive proxy statement for our 2023 annual meeting of shareholders, to be filed with the SEC.

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

10.5+	Virios Therapeutics, Inc. Amended and Restated 2020 Equity Incentive Plan. (incorporated by reference herein from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 17, 2022)
10.6+*	Form of Stock Option Award Agreement*
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

23.1*	Consent of FORVIS, LLP
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e) *
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e) *
32*	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350 *

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Schema Document.
101.CAL*	XBRL Calculation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.
101.LAB*	XBRL Label Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
*	Filed with this Annual Report on Form 10-K.
+	Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2023.

VIRIOS THERAPEUTICS, INC.

By:	/s/ Greg Duncan
Greg Duncan
Chairman of the Board of Directors, and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 14, 2023 by the following persons on behalf of the registrant and in the capacities indicated:

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