Form 10-Q
period 2023-06-30
Virios Therapeutics, Inc.
filed 2023-08-11
CIK 1818844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 9, 2023, there were 19,247,437 shares of the registrant’s common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

VIRIOS THERAPEUTICS, INC.

Condensed Balance Sheets

(Unaudited)

	June 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash	$4,590,128	$7,030,992
Prepaid expenses and other current assets	621,991	1,338,764
Total current assets	5,212,119	8,369,756
Total assets	$5,212,119	$8,369,756
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$214,305	$573,164
Accrued expenses	305,727	470,098
Total current liabilities	520,032	1,043,262
Total liabilities	520,032	1,043,262
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.0001 par value; 43,000,000 shares authorized; 18,798,015 and 18,608,455 shares issued and outstanding at June 30, 2023, respectively; and 18,330,390 shares issued and outstanding at December 31, 2022	1,861	1,833
Preferred stock, $0.0001 par value; 2,000,000 shares authorized, no shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	64,113,437	63,497,868
Accumulated deficit	(59,130,975)	(56,173,207)
	4,984,323	7,326,494
Less: Treasury stock, 189,560 shares of common stock at cost	(292,236)	—
Total stockholders' equity	4,692,087	7,326,494
Total liabilities and stockholders' equity	$5,212,119	$8,369,756

The accompanying notes are an integral part of these condensed financial statements.

VIRIOS THERAPEUTICS, INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue	$—	$—	$—	$—

Operating expenses:
Research and development	557,843	2,406,438	1,055,557	5,175,540
General and administrative expenses	919,374	1,265,621	1,978,947	2,457,733
Total operating expenses	1,477,217	3,672,059	3,034,504	7,633,273

Loss from operations	(1,477,217)	(3,672,059)	(3,034,504)	(7,633,273)

Other income:
Interest income	36,313	4,804	76,736	5,710
Total other income	36,313	4,804	76,736	5,710

Loss before income taxes	(1,440,904)	(3,667,255)	(2,957,768)	(7,627,563)
Income tax provision	—	—	—	—

Net loss	$(1,440,904)	$(3,667,255)	$(2,957,768)	$(7,627,563)
Basic and diluted net loss per share	$(0.08)	$(0.44)	$(0.16)	$(0.92)
Weighted average number of shares outstanding – basic and diluted	18,411,399	8,330,390	18,371,118	8,330,390

The accompanying notes are an integral part of these condensed financial statements.

VIRIOS THERAPEUTICS, INC.

Condensed Statements of Changes of Shareholders’ Equity

(Unaudited)

						Total
	Common Stock		Additional	Accumulated	Treasury	Stockholders’
	Shares	Par	Paid-In Capital	Deficit	Stock	Equity
Balance, December 31, 2022	18,330,390	$1,833	$63,497,868	$(56,173,207)	$—	$7,326,494
Share-based compensation expense	—	—	161,697	—	—	161,697
Net loss	—	—	—	(1,516,864)	—	(1,516,864)
Balance, March 31, 2023	18,330,390	$1,833	$63,659,565	$(57,690,071)	$—	$5,971,327
Exercise of warrants	467,625	47	292,208	—	—	292,255
Shares surrendered in cashless warrant exercises	(189,560)	(19)	—	—	(292,236)	(292,255)
Share-based compensation expense	—	—	161,664	—	—	161,664
Net loss	—	—	—	(1,440,904)	—	(1,440,904)
Balance, June 30, 2023	18,608,455	$1,861	$64,113,437	$(59,130,975)	$(292,236)	$4,692,087

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Par	Paid-In Capital	Deficit	Equity
Balance, December 31, 2021	8,330,390	$833	$58,425,604	$(43,925,373)	$14,501,064
Share-based compensation expense	—	—	131,906	—	131,906
Net loss	—	—	—	(3,960,308)	(3,960,308)
Balance, March 31, 2022	8,330,390	$833	$58,557,510	$(47,885,681)	$10,672,662
Share-based compensation expense	—	—	136,957	—	136,957
Net loss	—	—	—	(3,667,255)	(3,667,255)
Balance, June 30, 2022	8,330,390	$833	$58,694,467	$(51,552,936)	$7,142,364

The accompanying notes are an integral part of these condensed financial statements.

VIRIOS THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(2,957,768)	$(7,627,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	323,361	268,863
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	716,773	423,448
(Decrease) increase in accounts payable	(358,859)	311,675
(Decrease) increase in accrued expenses	(164,371)	310,433
Net cash used in operating activities	(2,440,864)	(6,313,144)
Cash flows from financing activities
Net cash used in financing activities	—	—
Net decrease in cash	(2,440,864)	(6,313,144)
Cash, beginning of period	7,030,992	14,008,184
Cash, end of period	$4,590,128	$7,695,040

Non-cash financing transactions:
Reduction in equity for shares surrendered in cashless warrant exercises	$292,255	$—

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

The Company operates in one segment as a pre-revenue, development-stage biotechnology company focused on advancing novel combination antiviral therapies to treat diseases associated with a viral triggered abnormal immune response such as fibromyalgia (“FM”) and Long-COVID. Research has shown that the herpesvirus could be a potential root cause of chronic illnesses such as FM, irritable bowel syndrome, Long-COVID, chronic fatigue syndrome and functional somatic syndromes, all of which are characterized by a waxing and waning manifestation of disease, often triggered by events which compromise the immune system. IMC-1 is the Company’s lead product candidate and is a novel, proprietary, fixed dose combination of famciclovir and celecoxib. IMC-2 is a similar fixed dose combination of valacyclovir and celecoxib that is believed to have specific activity against Epstein-Barr virus (herpesvirus HHV-4) as well as other herpesviruses. These drug components are approved by the U.S. Food and Drug Administration (“FDA”) for other indications. IMC-1 and IMC-2 combine two specific mechanisms of action purposely designed to inhibit herpesvirus activation and replication, thereby converting activated herpesvirus back to dormancy and/or by keeping the herpesvirus in a latent or dormant state. The famciclovir component of IMC-1 and the valacyclovir component of IMC-2 inhibit viral DNA replication, thus inhibiting upregulation of the herpesvirus. The celecoxib component of both IMC-1 and IMC-2 inhibits cyclooxegenase-2 (COX-2) enzymes used by the herpesvirus to amplify or accelerate its own replication. These synergistic antiviral mechanisms represent first-in-class medicines designed specifically to inhibit both herpesvirus activation and subsequent replication, with the goal of keeping tissue resident herpesvirus in a latent state.

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

Material Uncertainty

Since its founding, the Company has been engaged in research and development activities, as well as organizational activities, including raising capital. The Company has not generated any revenues to date. As such, the Company is subject to all of the risks associated with any development-stage biotechnology company that has substantial expenditures for research and development. Since inception, the Company has incurred losses and negative cash flows from operating activities. The Company has funded its losses primarily through issuance of members’ interests, convertible debt instruments and issuance of equity securities. For the three and six months ended June 30, 2023 and 2022, the Company incurred net losses of $1,440,904 and $2,957,768, respectively, and $3,667,255 and $7,627,563, respectively, and had net cash outflows used in operating activities for the six months ended June 30, 2023 and 2022 of $2,440,864 and $6,313,144, respectively. As of June 30, 2023, the Company had an accumulated deficit of $59,130,975 and is expected to incur losses in the future as it continues its development activities.

In September 2022, the Company announced the top line results from its FORTRESS study in FM. Overall, the FORTRESS study did not achieve statistical significance on the prespecified primary efficacy endpoint of change from baseline to Week 14 in the weekly average of daily self-reported average pain severity scores comparing IMC-1 to placebo (p=0.302). However, based on post-hoc analysis of the FORTRESS data, community-based patients who have not participated in prior FM clinical trials demonstrated statistically significant improvement on the primary endpoint of reduction in FM related pain versus placebo, irrespective of when they enrolled in the study. The Company believes focusing the forward development of IMC-1 on these “new” patients represents a viable and manageable path forward. The Company met with the Anesthesiology, Addiction Medicine and Pain Medicine division of the FDA in March 2023. In April 2023, the Company received initial feedback that the FDA is amenable to its proposed Phase 3 program, pending review of its final chronic toxicology program. In August 2023, the FDA informed the Company that its chronic toxicology program studies appear adequate to support the safety of IMC-1 at the dose proposed by the Company for chronic use. Subject to its ability to raise additional capital, the Company plans to initiate a pharmacokinetic and food effect (“pK”) study for IMC-1 while concurrently submitting a final Phase 3 program outline and study protocols for FDA review. Following completion of the pK study, the Company intends to begin enrollment in the first FM Phase 3 safety and efficacy study in mid-2024.

In July 2023, the Company announced positive data from its exploratory, open-label, proof of concept study in Long-COVID conducted at the Bateman Horne Center (“BHC”). Female patients diagnosed with Long-COVID illness, otherwise known as Post-Acute Sequelae of COVID-19 infection (“PASC”), exhibited clinically and statistically significant improvements in fatigue, pain, and symptoms of autonomic dysfunction as well as ratings of general well-being related to Long-COVID when treated open-label with a combination of valacyclovir and celecoxib for 14 weeks, as compared to a control cohort of female Long-COVID patients matched by age and length of illness and treated with routine care. The statistically significant improvements in PASC symptoms and general health status were particularly encouraging given that the mean duration of Long-COVID illness was two years for both the treated and control cohort prior to enrollment in this study. Based on these data, the Company plans to meet with the FDA to discuss opening an investigational new drug application to formally assess treatment of symptoms associated with PASC using IMC-2.

In July 2023, the Company entered into a Capital on DemandTM Sales Agreement (the “Sales Agreement”) with JonesTrading Institutional Services LLC (“JonesTrading”) relating to shares of common stock, par value $0.0001 per share. In accordance with the terms of the Sales Agreement, the Company may offer and sell shares of common stock having an aggregate offering price of up to $6,700,000 from time to time through JonesTrading, acting as sales agent or principal. The Company intends to use the net proceeds from the offering to continue to fund the ongoing clinical development of product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates.

As of the date these financial statements are issued, based on reasonable estimates, current cash at June 30, 2023, together with the additional $1,355,091 raised using the Sales Agreement subsequent to June 30, 2023, is sufficient to fund operating expenses and capital requirements for at least the next 12 months. Currently, the planned research and development activities for the next 12 months include regulatory consulting for an investigational new drug application to formally access IMC-2 as a treatment for the symptoms associated with Long-COVID; continued salaries and benefits; a new grant to the BHC for a double-blind investigator-sponsored Phase 2 study in Long-COVID; and the manufacturing and development of an updated IMC-1 formulation for the proposed pK study.

The Company expects to raise additional capital to complete clinical development of and to commercially develop its product candidates, including conducting the pK study, implementing the Phase 3 FM program, including the first Phase 3 safety and efficacy study, and developing any new product candidates. The

Company will need to finance its cash needs through public or private equity offerings, debt financings, collaboration and licensing arrangements or other financing alternatives. There is no assurance that such financings will be available when needed or on acceptable terms. The financial statements do not include any adjustments to reflect this uncertainty.

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

Basic and Diluted Net Loss per Share

Basic net loss per common share (“EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted EPS reflects potential dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if all potential common shares had been issued and were dilutive. However, potentially dilutive securities are excluded from the computation of diluted EPS to the extent that their effect is anti-dilutive. For the three and six months ended June 30, 2023 and 2022, the Company had options to purchase 1,943,647 and 1,304,147 shares of common stock, respectively, and warrants to purchase 204,875 and 172,500 shares of common stock, respectively, outstanding that were anti-dilutive.

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

Subsequent Event

In July 2023, the Company entered into the Sales Agreement with JonesTrading pursuant to which the Company may offer and sell, from time to time, through or to JonesTrading, shares of the Company’s common stock, par value $0.0001 per share, having an aggregate offering price of up to $6,700,000 (the “Shares”).

The Company is not obligated to sell any shares under the Sales Agreement. The Company intends to use the net proceeds from the offering to continue to fund the ongoing clinical development of product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates. The Company will pay JonesTrading a commission equal to 3.0% of the gross sales price from each sale of Shares. The Sales Agreement will terminate upon the earlier of (i) the issuance and sale of all of the shares through JonesTrading on the terms and subject to the conditions set forth in the Sales Agreement or (ii) the termination of the Sales Agreement as permitted therein. Subsequent to June 30, 2023, the Company has raised $1,355,091 using the Sales Agreement.

The issuance and sale, if any, of the Shares by the Company under the Sales Agreement will be made pursuant to the Company’s effective registration statement on Form S-3 (the “Registration Statement”) filed with the Securities and Exchange Commission in March 2022 and which became effective in April 2022.

3	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2023	2022
Prepaid insurance	$576,668	$1,165,634
Prepaid clinical research costs	7,295	154,510
Prepaid services	5,917	11,329
Other miscellaneous current assets	32,111	7,291
	$621,991	$1,338,764

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

5Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2023	2022
Accrued interest on preferred members’ interests	$188,085	$188,085
Accrued compensation	62,735	159,704
Accrued professional fees	41,950	11,600
Accrued clinical research costs	7,807	78,349
Accrued director fees	—	31,000
Other miscellaneous accrued expenses	5,150	1,360
	$305,727	$470,098

6Stockholders’ Equity

The Company’s certificate of incorporation, adopted on December 16, 2020, authorizes the issuance of two classes of stock: 43,000,000 shares of common stock and 2,000,000 shares of preferred stock, each with a par value of $0.0001 per share.

7Related Parties

The Company uses Gendreau Consulting, LLC, a consulting firm (“Gendreau”), for drug development, clinical trial design and planning, implementation and execution of contracted activities with the clinical research organization. Gendreau’s managing member is the Company’s Chief Medical Officer (“CMO”). The Company will continue to contract the services of the CMO’s spouse through Gendreau to serve as the Company’s Medical Director and to perform certain activities in connection with the Company’s ongoing clinical development of its product candidates. During the three and six months ended June 30, 2023 and 2022, the Company paid Gendreau $34,807 and $74,780, respectively, and $103,389 and $188,937, respectively, and had accounts payable of $9,456 and $21,000 to Gendreau as of June 30, 2023 and December 31, 2022, respectively.

8Commitments and Contingencies

Litigation and Other

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows.

9Share-based compensation

Equity Incentive Plan

On June 16, 2022, the stockholders of the Company approved the Amended and Restated 2020 Equity Incentive Plan (the “Plan”) to increase the total number of shares of common stock reserved for issuance under the Plan by 1,250,000 shares to 2,062,500 total shares issuable under the Plan. As of June 30, 2023, 411,353 shares of common stock were available for future grants under the Plan. The table below sets forth the outstanding options to purchase common shares under the Plan:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(Years)
Outstanding at December 31, 2022	1,631,897	$4.85	9.04
Granted	31,500	1.85	—
Forfeited	(12,250)	6.75	—
Outstanding at June 30, 2023	1,651,147	$4.78	8.58
Exercisable at June 30, 2023	781,531	$8.60	7.76

During the six months ended June 30, 2023, the Company granted certain individuals options to purchase 31,500 shares of the Company’s common stock with an average exercise price of $1.85 per share, contractual terms of 10 years and a vesting period of one year. The options had an aggregate grant date fair value of $45,360 that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model included: (1) discount rate of 3.89% based on the daily par yield curve rates for U.S. Treasury obligations, (2) expected life of 5.5 years based on the simplified method (vesting plus contractual term divided by two), (3) expected volatility of 98.66% based on the average historical volatility of comparable companies’ stock, (4) no expected dividends and (5) fair market value of the Company’s stock of $1.85 per share.

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

As of June 30, 2023 the aggregate intrinsic value of options outstanding was $715,715.

The Company recognized share-based compensation expense related to stock options during the three and six months ended June 30, 2023 and 2022, of $161,664 and $323,361, respectively, and $136,957 and $268,863, respectively. The unrecognized compensation expense for stock options at June 30, 2023 was $836,073.

Stock Options for Unregistered Securities

In addition to the stock options issued under the Plan, and in conjunction with the IPO, the Company granted non-qualified stock options to purchase 292,500 shares of common stock as provided for in the President’s employment agreement (the “President Options”). The President Options are exercisable within 10 years of the date of grant at $10.00 per share, were 100% vested at the grant date and have a remaining contractual term of 7.47 years. As of June 30, 2023, there was no unrecognized compensation expense related to these options as they were 100% vested upon issuance. The shares of common stock issuable upon exercise of the President Options will be unregistered, and the option agreement does not include any obligation on the part of the Company to register such shares of common stock. Consequently, the Company has not recognized a contingent liability associated with registering the securities for the arrangement. As of June 30, 2023, the aggregate intrinsic value of the President Options was $0.

Underwriters Warrants

In conjunction with the IPO, the Company granted the underwriters warrants to purchase 172,500 shares of common stock at an exercise price of $12.50 per share. The warrants became 100% exercisable on December 21, 2021.

In conjunction with the Offering in September 2022, the Company granted the Underwriter warrants to purchase 500,000 shares of common stock at an exercise price of $0.625 per share (the “Representative Warrants”). The Representative Warrants became 100% exercisable on March 18, 2023.

For the six months ended June 30, 2023, there were 467,625 Representative Warrants cashless exercised. As a result, 189,560 shares of common stock were surrendered at fair value to satisfy the exercise price and 278,065 shares of common stock were issued. The surrendered shares are shown as treasury stock at a cost of $292,236 in stockholders’ equity.

There is no unrecognized compensation expense for these awards as of June 30, 2023. The table below sets forth the outstanding warrants to purchase common shares:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(Years)
Outstanding at December 31, 2022	672,500	$3.67	4.27
Granted	—	—	—
Exercised	(467,625)	—	—
Outstanding at June 30, 2023	204,875	$10.62	2.74
Exercisable at June 30, 2023	204,875	$10.62	2.74

As of June 30, 2023, the aggregate intrinsic value of the warrants outstanding was $24,443.

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

As of June 30, 2023, the Company has not generated sufficient positive evidence for future earnings to support a position that it will be able to realize its net deferred tax asset. The Company has significant negative evidence to overcome in the form of cumulative pre-tax losses from continuing operations since its formation, as well as projected losses for the current year. Therefore, it will continue to maintain a full valuation allowance on its U.S. federal and state net deferred tax asset. The change in the valuation allowance offset the income tax benefit related to the net operating loss for the three and six months ended June 30, 2023 and 2022. The Company does not have any material unrecognized tax benefits as of June 30, 2023.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements”, within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” or “would,” and or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements, including the risks set forth in the 2022 Annual Report on Form 10-K. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain.

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

Overview

We are a development-stage biotechnology company focused on advancing novel antiviral therapies to treat diseases associated with a viral triggered abnormal immune response such as fibromyalgia (“FM”) and Long-COVID. Overactive immune response related to activation of tissue resident herpesvirus has been postulated to be a potential root cause of chronic illnesses such as FM, irritable bowel syndrome, Long-COVID, chronic fatigue syndrome and functional somatic syndromes, all of which are characterized by a waxing and waning manifestation of disease, often triggered by events which compromise the immune system. While not completely understood, there is general agreement in the medical community that activation of the herpesvirus is triggered by some form of environmental and/or health stressor. Our lead product candidate, which we have named IMC-1, is a novel, proprietary, fixed dose combination of famciclovir and celecoxib. IMC-1 represents a novel combination antiviral therapy designed to synergistically suppress herpesvirus activation and replication, with the end goal of reducing viral mediated disease burden. IMC-2 is a similar fixed dose combination of valacyclovir and celecoxib that is believed to have specific activity against Epstein-Barr virus (herpesvirus HHV-4) as well as other herpesviruses.

IMC-1 and IMC-2 combine two specific mechanisms of action purposely designed to inhibit herpesvirus activation and replication, thereby keeping the herpesvirus in a latent (dormant) state or “down-regulating” the herpesvirus from a lytic (active) state back to latency. The famciclovir component of IMC-1 and valacyclovir component of IMC-2 inhibit viral DNA replication. The celecoxib component of IMC-1 and IMC-2 inhibits cyclooxegenase-2 (COX-2) and to a lesser degree cyclooxegenase-1 (COX-1), enzymes used by the herpesvirus to amplify or accelerate its own replication. We are unaware of any other antivirals currently in development for the treatment of FM or related conditions. We believe this novel approach was a germane consideration in the U.S. Food and Drug Administration (“FDA”) designating IMC-1 for fast-track review status for the treatment of FM. IMC-1 has also been granted a synergy patent based on the fact that neither of the individual components has proven effective in the management of FM, yet the combination therapy generated a result that is greater than the sum of its parts. IMC-1 was the focus of our Phase 2b FORTRESS (Fibromyalgia Outcome Research Trial Evaluating Synergistic Suppression of HerpesVirus) study.

In September 2022, we announced the top line results from our FORTRESS study in FM. Overall, the FORTRESS study did not achieve statistical significance on the prespecified primary efficacy endpoint of change from baseline to Week 14 in the weekly average of daily self-reported average pain severity scores comparing IMC-1 to placebo (p=0.302). However, based on post-hoc analysis of the FORTRESS data, community-based, or “new”, patients who have not participated in prior FM clinical trials demonstrated statistically significant improvement on the primary endpoint of reduction in FM related pain versus placebo. We believe focusing the forward development of IMC-1 on these “new” patients represents a viable and manageable path forward. We met with the Anesthesiology, Addiction Medicine and Pain Medicine division of the FDA in March 2023. In April 2023, we received initial feedback that the FDA was amenable to our proposed Phase 3 program, pending review of our final chronic toxicology program results. In August 2023, the FDA informed the Company that its chronic toxicology program studies appear adequate to support the safety of IMC-1 at the dose proposed by the Company for chronic use. Subject to its ability to raise additional capital, the Company plans to initiate a pharmacokinetic and food effect (“pK”) study for IMC-1 while concurrently submitting a final Phase 3 program outline and study protocols for FDA review. Following completion of the pK study, the Company intends to begin enrollment in the first FM Phase 3 safety and efficacy study in mid-2024.

The proposed Phase 3 program consists of three primary components: two adequate and well-controlled clinical studies, one of which would be a full factorial design with each of the individual components of IMC-1 (famciclovir and celecoxib) as separate comparator arms, and a long-term safety trial. The first planned double-blind, placebo-controlled Phase 3 clinical study will be a two-arm study comparing IMC-1 to placebo.

The second planned double-blind, placebo-controlled Phase 3 clinical study will be a four-arm, multifactorial design to demonstrate the relative safety and efficacy of IMC-1 as compared to celecoxib alone, famciclovir alone and placebo. All patients from these two clinical studies will be offered the opportunity to enroll into an open label safety follow-on extension study with all on IMC-1.

In July 2023, we announced positive data from our exploratory, open-label, proof of concept study in Long-COVID conducted at the Bateman Horne Center (“BHC”). Female patients diagnosed with Long-COVID illness, otherwise known as Post-Acute Sequelae of COVID-19 infection (“PASC”), exhibited clinically and statistically significant improvements in fatigue, pain, and symptoms of autonomic dysfunction and general well-being related to Long-COVID when treated open-label with a combination of valacyclovir and celecoxib for 14 weeks, as compared to a control cohort of female Long-COVID patients matched by age and length of illness and treated with routine care. The statistically significant improvements in PASC symptoms and general health status were particularly encouraging given that the mean duration of Long-COVID illness was two years for both the treated and control cohort prior to enrollment in this study. Based on these data, we plan to meet with the FDA to discuss opening an investigational new drug application to formally assess treatment of symptoms associated with PASC using a fixed dose of IMC-2.

We expect to provide funding to BHC to conduct a second, investigator-initiated, randomized, double-blinded, placebo-controlled study of Long-COVID with IMC-2. We anticipate that patient enrollment for this study will begin in the second half of 2023 with results projected to be available in the second half of 2024. BHC is a non-profit, interdisciplinary Center of Excellence advancing the diagnosis and treatment of chronic fatigue disorders including myalgic encephalomyelitis/chronic fatigue syndrome (“ME/CFS”), FM, post-viral syndromes, and related comorbidities.

In March 2022, we filed a shelf registration on Form S-3 (the “2022 Shelf Registration Statement”), which became effective in April 2022. The 2022 Shelf Registration Statement permits the offering, issuance, and sale of up to $150,000,000 of common stock, preferred stock, warrants, debt securities, and/or units in one or more offerings and in any combination of the foregoing.

In July 2023, we filed a Prospectus Supplement and entered into a Capital on DemandTM Sales Agreement, (the “Sales Agreement”), with JonesTrading Institutional Services LLC, (“JonesTrading”), relating to our shares of common stock, par value $0.0001 per share. In accordance with the terms of the Sales Agreement, we may offer and sell our shares of common stock having an aggregate offering price of up to $6.7 million from time to time through JonesTrading, acting as sales agent or principal. We intend to use the net proceeds from the offering to continue to fund the ongoing clinical development of our product candidates and for other general corporate purposes, including funding existing and potential new clinical programs and product candidates. The Sales Agreement will terminate upon the earlier of (i) the issuance and sale of all of the shares through JonesTrading on the terms and subject to the conditions set forth in the Sales Agreement or (ii) the termination of the Sales Agreement as permitted therein.

As of June 30, 2023, we had cash of approximately $4.6 million and have raised an additional $1.4 million using the Sales Agreement thus far in the third quarter of 2023. With these funds, we expect to be able to fund operations for at least twelve months from the date of the issuance of this Quarterly Report on Form 10-Q.

We have not generated revenues and have incurred losses since inception. Our net losses for the three and six months ended June 30, 2023 and 2022, were $1,440,904 and $2,957,768, respectively, and $3,667,255 and $7,627,563, respectively, and our accumulated deficit as of June 30, 2023 was $59,130,975. We expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue to develop and seek regulatory approvals for our product candidates. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability.

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

Results of Operations

Below is a summary of the results of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Operating expenses:	(Unaudited)		(Unaudited)
Research and development	$557,843	$2,406,438	$1,055,557	$5,175,540
General and administrative	919,374	1,265,621	1,978,947	2,457,733
Total operating expenses	$1,477,217	$3,672,059	$3,034,504	$7,633,273

Three and Six Months Ended June 30, 2023 and 2022

Research and Development Expenses

Research and development expenses decreased by $1.8 million and $4.1 million for the three and six months ended June 30, 2023, respectively, compared to the prior year periods. The decrease of $1.8 million for the three months ended June 30, 2023 was due to decreases in expenses for clinical trials of $1.7 million and toxicology studies of $0.2 million offset by an increase in drug development and manufacturing costs of $0.1 million. The decrease of $4.1 million for the six months ended June 30, 2023 was due to decreases in expenses for clinical trials of $3.8 million, toxicology studies of $0.2 million and salaries and related costs of $0.2 million offset by increases in regulatory consulting costs of $0.1 million.

General and Administrative Expenses

General and administrative expenses decreased by $0.4 million and $0.5 million for the three and six months ended June 30, 2023, respectively, compared to the prior year periods. The decrease of $0.4 million for the three months ended June 30, 2023 was due to decreases in expenses associated with being a public company of $0.2 million, legal and accounting fees of $0.1 million and salaries and related costs of $0.1 million. The decrease of $0.5 million for the six months ended June 30, 2023 was due to decreases in expenses associated with being a public company of $0.3 million, legal and accounting fees of $0.1 million and salaries and related costs of $0.1 million.

Liquidity and Capital Resources

Since our inception, we have financed our operations through public offerings of common stock and proceeds from private placements of membership interests and convertible promissory notes. To date, we have not generated any revenue from the sale of products and we do not anticipate generating any revenue from the sales of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of June 30, 2023, our principal source of liquidity was our cash, which totaled $4.6 million.

Equity Financings

On September 22, 2022, we closed an underwritten public offering raising gross proceeds of $5.0 million and net proceeds of approximately $4.5 million, after deducting underwriting discounts, commissions and offering expenses. There were no equity financings during the six months ended June 30, 2023 and 2022.

Debt Financings

There were no debt financings during the six months ended June 30, 2023 and 2022. There was no debt outstanding at June 30, 2023 and December 31, 2022.

Future Capital Requirements

We estimate our current cash of $4.6 million at June 30, 2023 together with the additional $1.4 million raised using the Sales Agreement subsequent to June 30, 2023 is sufficient to fund operations and capital requirements for at least the next 12 months. Currently, the planned research and development activities for the next 12 months include regulatory consulting for an investigational new drug application to formally access a second development candidate, IMC-2, as a treatment for the symptoms associated with Long-COVID; continued salaries and benefits; a new grant to the BHC for a double-blind investigator-sponsored Phase 2 study in Long-COVID; and the manufacturing and development of IMC-1 for the proposed pK study.

We will need to raise additional capital to fund new FM research and development activities, including conducting the pK study, implementing the Phase 3 FM program, including the first Phase 3 safety and efficacy study, and developing any new product candidates, as well as to fund operations generally. We will need to finance our cash needs through public or private equity offerings, debt financings, collaboration and licensing arrangements or other financing alternatives. To the extent that we raise additional funds by issuing equity securities, our shareholders will experience dilution. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs. Failure to secure the necessary financing in a timely manner and on favorable terms could have a material adverse effect on the Company’s strategy and value and could require the delay of product development and clinical trial plans.

Summary of Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2023 and 2022, respectively:

	Six Months Ended
	June 30,
	2023	2022

	(Unaudited)
Statement of Cash Flows Data:
Net cash used in:
Operating activities	$(2,440,864)	$(6,313,144)
Financing activities	—	—
Decrease in cash	$(2,440,864)	$(6,313,144)

Cash Flows for the Six Months Ended June 30, 2023 and 2022

Operating Activities

For the six months ended June 30, 2023, net cash used in operations was $2.4 million and consisted of a net loss of $2.9 million offset by a net change in operating assets and liabilities of $0.2 million attributable to a decrease in accounts payable and accrued liabilities of $0.5 million offset by a decrease in prepaid expenses of $0.7 million and non-cash items of $0.3 million attributable to share-based compensation.

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

Financing Activities

There were no cash flows from financing activities during the six months ended June 30, 2023. There were 467,625 warrants cashless exercised. As a result, 189,560 shares of common stock were surrendered at fair value to satisfy the exercise price and 278,065 shares of common stock were issued.

There were no cash flows from financing activities during the six months ended June 30, 2022.

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Discussion of Critical Accounting Policies and Significant Judgements and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the six months ended June 30, 2023, there were no significant changes to our critical accounting policies from those described in our annual financial statements for the year ended December 31, 2022, which we included in our 2022 Annual Report on Form 10-K.

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

Date: August 11, 2023

VIRIOS THERAPEUTICS, INC.

By:	/s/ Greg Duncan
Name:	Greg Duncan
Title:	Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Angela Walsh
Name:	Angela Walsh
Title:	Senior Vice President of Finance, Corporate Secretary and Treasurer
(Principal Financial and Accounting Officer)