Form 10-Q
period 2023-09-30
Virios Therapeutics, Inc.
filed 2023-11-13
CIK 1818844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 9, 2023, there were 19,257,937 shares of the registrant’s common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

VIRIOS THERAPEUTICS, INC.

Condensed Balance Sheets

(Unaudited)

	September 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash	$4,786,117	$7,030,992
Prepaid expenses and other current assets	462,788	1,338,764
Total current assets	5,248,905	8,369,756
Total assets	$5,248,905	$8,369,756
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$205,369	$573,164
Accrued expenses	281,775	470,098
Total current liabilities	487,144	1,043,262
Total liabilities	487,144	1,043,262
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.0001 par value; 43,000,000 shares authorized; 19,450,888 and 19,257,937 shares issued and outstanding at September 30, 2023, respectively; and 18,330,390 shares issued and outstanding at December 31, 2022	1,926	1,833
Preferred stock, $0.0001 par value; 2,000,000 shares authorized, no shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	65,424,994	63,497,868
Accumulated deficit	(60,366,049)	(56,173,207)
	5,060,871	7,326,494
Less: Treasury stock, 192,951 shares of common stock at cost	(299,110)	—
Total stockholders' equity	4,761,761	7,326,494
Total liabilities and stockholders' equity	$5,248,905	$8,369,756

The accompanying notes are an integral part of these condensed financial statements.

VIRIOS THERAPEUTICS, INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue	$—	$—	$—	$—

Operating expenses:
Research and development	374,200	1,622,374	1,429,757	6,797,914
General and administrative expenses	900,089	969,946	2,879,036	3,427,679
Total operating expenses	1,274,289	2,592,320	4,308,793	10,225,593

Loss from operations	(1,274,289)	(2,592,320)	(4,308,793)	(10,225,593)

Other income:
Interest income	39,215	16,605	115,951	22,315
Total other income	39,215	16,605	115,951	22,315

Loss before income taxes	(1,235,074)	(2,575,715)	(4,192,842)	(10,203,278)
Income tax provision	—	—	—	—

Net loss	$(1,235,074)	$(2,575,715)	$(4,192,842)	$(10,203,278)
Basic and diluted net loss per share	$(0.06)	$(0.28)	$(0.23)	$(1.18)
Weighted average number of shares outstanding – basic and diluted	19,093,758	9,199,955	18,614,645	8,623,430

The accompanying notes are an integral part of these condensed financial statements.

VIRIOS THERAPEUTICS, INC.

Condensed Statements of Changes of Shareholders’ Equity

(Unaudited)

						Total
	Common Stock		Additional	Accumulated	Treasury	Stockholders’
	Shares	Par	Paid-In Capital	Deficit	Stock	Equity
Balance, December 31, 2022	18,330,390	$1,833	$63,497,868	$(56,173,207)	$—	$7,326,494
Share-based compensation expense	—	—	161,697	—	—	161,697
Net loss	—	—	—	(1,516,864)	—	(1,516,864)
Balance, March 31, 2023	18,330,390	$1,833	$63,659,565	$(57,690,071)	$—	$5,971,327
Exercise of warrants	467,625	47	292,208	—	—	292,255
Shares surrendered in cashless warrant exercises	(189,560)	(19)	—	—	(292,236)	(292,255)
Share-based compensation expense	—	—	161,664	—	—	161,664
Net loss	—	—	—	(1,440,904)	—	(1,440,904)
Balance, June 30, 2023	18,608,455	$1,861	$64,113,437	$(59,130,975)	$(292,236)	$4,692,087
Proceeds from issuance of common stock under Sales Agreement, net of issuance costs	641,873	64	1,156,379	—	—	1,156,443
Exercise of warrants	11,000	1	6,873	—	—	6,874
Shares surrendered in cashless warrant exercises	(3,391)	—	—	—	(6,874)	(6,874)
Share-based compensation expense	—		148,305	—	—	148,305
Net loss	—	—	—	(1,235,074)	—	(1,235,074)
Balance, September 30, 2023	19,257,937	$1,926	$65,424,994	$(60,366,049)	$(299,110)	$4,761,761

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Par	Paid-In Capital	Deficit	Equity
Balance, December 31, 2021	8,330,390	$833	$58,425,604	$(43,925,373)	$14,501,064
Share-based compensation expense	—	—	131,906	—	131,906
Net loss	—	—	—	(3,960,308)	(3,960,308)
Balance, March 31, 2022	8,330,390	$833	$58,557,510	$(47,885,681)	$10,672,662
Share-based compensation expense	—	—	136,957	—	136,957
Net loss	—	—	—	(3,667,255)	(3,667,255)
Balance, June 30, 2022	8,330,390	$833	$58,694,467	$(51,552,936)	$7,142,364
Proceeds from public offering of common stock, net of offering costs	10,000,000	1,000	4,492,920	—	4,493,920
Share-based compensation expense	—	—	164,266	—	164,266
Net loss	—	—	—	(2,575,715)	(2,575,715)
Balance, September 30, 2022	18,330,390	$1,833	$63,351,653	$(54,128,651)	$9,224,835

The accompanying notes are an integral part of these condensed financial statements.

VIRIOS THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(4,192,842)	$(10,203,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	471,666	433,129
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	875,976	698,923
(Decrease) increase in accounts payable	(367,795)	291,873
Decrease in accrued expenses	(188,323)	(17,034)
Net cash used in operating activities	(3,401,318)	(8,796,387)
Cash flows from financing activities
Proceeds from public offering of common stock, net of offering costs	—	4,576,600
Proceeds from issuance of shares on ATM, net of fees	1,156,443	—
Net cash provided by financing activities	1,156,443	4,576,600
Net decrease in cash	(2,244,875)	(4,219,787)
Cash, beginning of period	7,030,992	14,008,184
Cash, end of period	$4,786,117	$9,788,397

Non-cash financing transactions:
Public offering costs included in accounts payable and accrued expenses	$—	$82,680
Reduction in equity for shares surrendered in cashless warrant exercises	$299,129	$—

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

The Company operates in one segment as a pre-revenue, development-stage biotechnology company focused on advancing novel combination antiviral therapies to treat diseases associated with a viral triggered abnormal immune response, such as fibromyalgia (“FM”) and Long-COVID. Research has shown that the herpesvirus could be a potential root cause of chronic illnesses such as FM, irritable bowel syndrome, Long-COVID, chronic fatigue syndrome and functional somatic syndromes, all of which are characterized by a waxing and waning manifestation of disease, often triggered by events which compromise the immune system. IMC-1 is the Company’s lead product candidate and is a novel, proprietary, fixed dose combination of famciclovir and celecoxib. IMC-2 is a combination of valacyclovir and celecoxib that is believed to have specific activity against Epstein-Barr virus (herpesvirus HHV-4), as well as other herpesviruses. Both of these drug components are approved as independent treatments by the U.S. Food and Drug Administration (“FDA”) for other indications. IMC-1 and IMC-2 combine two specific mechanisms of action purposely designed to inhibit herpesvirus activation and replication, thereby converting activated herpesvirus back to dormancy and/or by keeping the herpesvirus in a latent or dormant state. The famciclovir component of IMC-1 and the valacyclovir component of IMC-2 inhibit viral DNA replication, thus inhibiting upregulation of the dormant herpesvirus. The celecoxib component of both IMC-1 and IMC-2 inhibits cyclooxygenase-2 (COX-2), an enzyme used by the herpesvirus family to amplify or accelerate their own replication. These synergistic antiviral treatments represent first-in-class medicines intended specifically to inhibit both herpesvirus activation and subsequent replication, with the goal of keeping tissue resident herpesvirus in a latent state.

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

At-the-market Offering

On July 14, 2023, the Company entered into a Capital on DemandTM Sales Agreement (the “Sales Agreement”) with JonesTrading Institutional Services LLC (“JonesTrading”) relating to shares of common stock, par value $0.0001 per share. In accordance with the terms of the Sales Agreement, the Company could offer and sell shares of common stock having an aggregate offering price of up to $6,700,000 from time to time through JonesTrading, acting as sales agent or principal, in which is commonly referred to as an “at-the-market” (“ATM”) program. On August 14, 2023, the Company announced a halt to sales under the Sales Agreement and on September 18, 2023, the Company announced the termination of the Sales Agreement with JonesTrading effective September 28, 2023.  During the three months ended September 30, 2023, the

Company sold 641,873 shares of common stock under the ATM program at a weighted-average gross sales price of approximately $2.11 per share and raised $1,355,090 of gross proceeds. The total commissions and related legal and accounting fees were approximately $198,650, and the Company received net proceeds of approximately $1,156,440.

Going Concern

Since its founding, the Company has been engaged in research and development activities, as well as organizational activities, including raising capital. The Company has not generated any revenues to date. As such, the Company is subject to all of the risks associated with any development-stage biotechnology company that has substantial expenditures for research and development. Since inception, the Company has incurred losses and negative cash flows from operating activities. The Company has funded its losses primarily through issuance of members’ interests, convertible debt instruments and issuance of equity securities. For the three and nine months ended September 30, 2023 and 2022, the Company incurred net losses of $1,235,074 and $4,192,842, respectively, and $2,575,715 and $10,203,278, respectively, and had net cash outflows used in operating activities for the nine months ended September 30, 2023 and 2022 of $3,401,318 and $8,796,387, respectively. As of September 30, 2023, the Company had an accumulated deficit of $60,366,049 and is expected to incur losses in the future as it continues its development activities.

In September 2022, the Company announced the top line results from its FORTRESS study in FM. Overall, the FORTRESS study did not achieve statistical significance on the prespecified primary efficacy endpoint of change from baseline to Week 14 in the weekly average of daily self-reported average pain severity scores comparing IMC-1 to placebo (p=0.302). However, based on post-hoc analysis of the FORTRESS data, “new” FM research patients who have not participated in prior FM clinical trials demonstrated statistically significant improvement on the primary endpoint of reduction in FM related pain versus placebo, irrespective of when they enrolled in the study. The Company believes focusing the forward development of IMC-1 on these “new” patients represents a viable and manageable path forward. The Company met with the Anesthesiology, Addiction Medicine and Pain Medicine division of the FDA in March 2023. In April 2023, the Company received initial feedback that the FDA is amenable to its proposed Phase 3 program, pending review of its final chronic toxicology program. In August 2023, the FDA informed the Company that its chronic toxicology program studies appear adequate to support the safety of IMC-1 at the dose proposed by the Company for chronic use. Subject to its ability to raise additional capital, the Company plans to initiate a pharmacokinetic and food effect (“pK”) study for IMC-1 while concurrently submitting a final Phase 3 program outline and study protocols for FDA review. Following completion of the pK study, the Company intends to begin enrollment in the first FM Phase 3 safety and efficacy study.

In July 2023, the Company received positive data from an exploratory, open-label, proof of concept study in Long-COVID funded by an unrestricted grant provided to the Bateman Horne Center (“BHC”). BHC enrolled female patients diagnosed with Long-COVID illness, otherwise known as Post-Acute Sequelae of COVID-19 infection (“PASC”). Patients treated with a combination of valacyclovir and celecoxib (“Val/Cel”) exhibited clinically and statistically significant improvements in fatigue, pain, and symptoms of autonomic dysfunction as well as ratings of general well-being related to Long-COVID when treated open-label for 14 weeks, as compared to a control cohort of female Long-COVID patients matched by age and length of illness and treated with routine care. The statistically significant improvements in PASC symptoms and general health status were particularly encouraging given that the mean duration of Long-COVID illness was two years for both the treated and control cohort prior to enrollment in this study. Based on these data, the Company plans to meet with the FDA to discuss opening an investigational new drug application to formally assess treatment of symptoms associated with PASC using IMC-2.

As of the issuance date of these financial statements, cash is not sufficient to fund operating expenses and capital requirements for at least the next 12 months. The Company will need to raise additional capital within the next nine months to further advance clinical development and to commercially develop its product candidates. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date.

Currently, the planned research and development activities include submission of an investigational new drug (“IND”) application to formally access IMC-2 as a treatment for the symptoms associated with Long-COVID; continued salaries and benefits; and provision of a new grant to the BHC to execute a double-blinded, placebo controlled investigator-sponsored study of Long-COVID with the combination of Val/Cel.

The Company expects to raise additional capital to complete clinical development of and to commercially develop its product candidates. The Company will need to finance its cash needs through public or private equity offerings, debt financings, collaboration and licensing arrangements or other financing alternatives. There is no assurance that such financings will be available when needed or on acceptable terms. As a result, the financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts recognized or classifications of assets and liabilities should the Company be unable to continue as a going concern.

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

Basic and Diluted Net Loss per Share

Basic net loss per common share (“EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted EPS reflects potential dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if all potential common shares had been issued and were dilutive. However, potentially dilutive securities are excluded from the computation of diluted EPS to the extent that their effect is anti-dilutive. For the three and nine months ended September 30,

2023 and 2022, the Company had options to purchase 1,943,647 and 1,304,147 shares of common stock, respectively, and warrants to purchase 193,875 and 672,500 shares of common stock, respectively, outstanding that were anti-dilutive.

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

Subsequent Event

On November 2, 2023, the Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market, LLC (“Nasdaq”) notifying the Company that, for the previous 30 consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq.

In accordance with Nasdaq Rules, the Company has until April 30, 2024 to regain compliance such that the closing bid price for the Company’s common stock is at least $1.00 for a minimum of 10 consecutive business days. The Company may be eligible for an additional 180 calendar day compliance period. At that time, the Company may appeal the Staff’s delisting determination to a Nasdaq Hearings Panel. The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider available options to regain compliance.

3	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2023	2022
Prepaid insurance	$275,336	$1,165,634
Prepaid clinical research costs	161,538	154,510
Prepaid services	7,092	11,329
Other miscellaneous current assets	18,822	7,291
	$462,788	$1,338,764

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

5Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2023	2022
Accrued interest on preferred members’ interests	$188,085	$188,085
Accrued compensation	46,799	159,704
Accrued professional fees	16,650	11,600
Accrued clinical research costs	9,000	78,349
Accrued director fees	15,500	31,000
Other miscellaneous accrued expenses	5,741	1,360
	$281,775	$470,098

6Stockholders’ Equity

The Company’s certificate of incorporation, adopted on December 16, 2020, authorizes the issuance of two classes of stock: 43,000,000 shares of common stock and 2,000,000 shares of preferred stock, each with a par value of $0.0001 per share.

7Related Parties

The Company uses Gendreau Consulting, LLC, a consulting firm (“Gendreau”), for drug development, clinical trial design and planning, implementation and execution of contracted activities with the clinical research organization. Gendreau’s managing member is the Company’s Chief Medical Officer (“CMO”). The Company will continue to contract the services of the CMO’s spouse through Gendreau to serve as the Company’s Medical Director and to perform certain activities in connection with the Company’s ongoing clinical development of its product candidates. During the three and nine months ended September 30, 2023 and 2022, the Company paid Gendreau $26,652 and $101,432, respectively, and $94,907 and $283,844, respectively, and had accounts payable of $2,192 and $21,000 to Gendreau as of September 30, 2023 and December 31, 2022, respectively.

8Commitments and Contingencies

Litigation and Other

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows.

9Share-based compensation

Equity Incentive Plan

On June 16, 2022, the stockholders of the Company approved the Amended and Restated 2020 Equity Incentive Plan (the “Plan”) to increase the total number of shares of common stock reserved for issuance under the Plan by 1,250,000 shares to 2,062,500 total shares issuable under the Plan. As of September 30, 2023, 411,353 shares of common stock were available for future grants under the Plan. The table below sets forth the outstanding options to purchase common shares under the Plan:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(Years)
Outstanding at December 31, 2022	1,631,897	$4.85	9.04
Granted	31,500	1.85	—
Forfeited	(12,250)	6.75	—
Outstanding at September 30, 2023	1,651,147	$4.78	8.33
Exercisable at September 30, 2023	812,511	$8.48	7.54

During the nine months ended September 30, 2023, the Company granted certain individuals options to purchase 31,500 shares of the Company’s common stock with an average exercise price of $1.85 per share, contractual terms of 10 years and a vesting period of one year. The options had an aggregate grant date fair value of $45,360 that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model included: (1) discount rate of 3.89% based on the daily par yield curve rates for U.S. Treasury obligations, (2) expected life of 5.5 years based on the simplified method (vesting plus contractual term divided by two), (3) expected volatility of 98.66% based on the average historical volatility of comparable companies’ stock, (4) no expected dividends and (5) fair market value of the Company’s stock of $1.85 per share.

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

As of September 30, 2023 the aggregate intrinsic value of options outstanding was $419,835.

The Company recognized share-based compensation expense related to stock options during the three and nine months ended September 30, 2023 and 2022, of $148,305 and $471,666, respectively, and $164,266 and $433,129, respectively. The unrecognized compensation expense for stock options at September 30, 2023 was $687,767.

Stock Options for Unregistered Securities

In addition to the stock options issued under the Plan, and in conjunction with the IPO, the Company granted non-qualified stock options to purchase 292,500 shares of common stock as provided for in the President’s employment agreement (the “President Options”). The President Options are exercisable within 10 years of the date of grant at $10.00 per share, were 100% vested at the grant date and have a remaining contractual term of 7.22 years. As of September 30, 2023, there was no unrecognized compensation expense related to these options as they were 100% vested upon issuance. The shares of common stock issuable upon exercise of the President Options will be unregistered, and the option agreement does not include any obligation on the part of the Company to register such shares of common stock. Consequently, the Company has not recognized a contingent liability associated with registering the securities for the arrangement. As of September 30, 2023, the aggregate intrinsic value of the President Options was $0.

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

For the nine months ended September 30, 2023, there were 478,625 Representative Warrants cashless exercised. As a result, 192,951 shares of common stock were surrendered at fair value to satisfy the exercise price and 285,674 shares of common stock were issued. The surrendered shares are shown as treasury stock at a cost of $299,110 in stockholders’ equity.

There is no unrecognized compensation expense for these awards as of September 30, 2023. The table below sets forth the outstanding warrants to purchase common shares:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(Years)
Outstanding at December 31, 2022	672,500	$3.67	4.27
Granted	—	—	—
Exercised	(478,625)	—	—
Outstanding at September 30, 2023	193,875	$11.19	2.41
Exercisable at September 30, 2023	193,875	$11.19	2.41

As of September 30, 2023, the aggregate intrinsic value of the warrants outstanding was $6,408.

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

As of September 30, 2023, the Company has not generated sufficient positive evidence for future earnings to support a position that it will be able to realize its net deferred tax asset. The Company has significant negative evidence to overcome in the form of cumulative pre-tax losses from continuing operations since its formation, as well as projected losses for the current year. Therefore, it will continue to maintain a full valuation allowance on its U.S. federal and state net deferred tax asset. The change in the valuation allowance offset the income tax benefit related to the net operating loss for the three and nine months ended September 30, 2023 and 2022. The Company does not have any material unrecognized tax benefits as of September 30, 2023.

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

Overview

We are a development-stage biotechnology company focused on advancing novel antiviral therapies to treat diseases associated with a viral triggered abnormal immune response such as fibromyalgia (“FM”) and Long-COVID. Overactive immune response related to activation of tissue resident herpesvirus has been postulated to be a potential root cause of chronic illnesses such as FM, irritable bowel syndrome, Long-COVID, chronic fatigue syndrome and functional somatic syndromes, all of which are characterized by a waxing and waning manifestation of disease, often triggered by events which compromise the immune system. While not completely understood, there is general agreement in the medical community that activation of the herpesvirus is triggered by some form of environmental and/or health stressor. Our lead product candidates, which we have named IMC-1 and IMC-2, are novel, proprietary, fixed dose combinations of anti-herpes antivirals and celecoxib. IMC-1 is a novel combination of famciclovir and celecoxib intended to synergistically suppress herpesvirus activation and replication, with the end goal of reducing viral mediated disease burden. IMC-2 is a combination of valacyclovir and celecoxib that is believed to have specific activity against Epstein-Barr virus (herpesvirus HHV-4) as well as other herpesviruses.

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

In July 2023, the Company received positive data from an exploratory, open-label, proof of concept study in Long-COVID funded by an unrestricted grant provided to the Bateman Horne Center (“BHC”). BHC enrolled female patients diagnosed with Long-COVID illness, otherwise known as Post-Acute Sequelae of COVID-19 infection (“PASC”).  Patients treated with a combination of valacyclovir and celecoxib exhibited clinically and statistically significant improvements in fatigue, pain, and symptoms of autonomic dysfunction as well as ratings of general well-being related to Long-COVID when treated open-label for 14 weeks, as compared to a control cohort of female Long-COVID patients matched by age and length of illness and treated with routine care. The statistically significant improvements in PASC symptoms and general health status were particularly encouraging given that the mean duration of Long-COVID illness was two years for both the treated and control cohort prior to enrollment in this study. Based on these data, the Company plans to meet with the FDA to discuss opening an investigational new drug application to formally assess treatment of symptoms associated with PASC using IMC-2.

In July 2023, we entered into a Capital on DemandTM Sales Agreement, (the “Sales Agreement”), with JonesTrading Institutional Services LLC, (“JonesTrading”), relating to our shares of common stock, par value $0.0001 per share. In accordance with the terms of the Sales Agreement, we could offer and sell our shares of common stock having an aggregate offering price of up to $6.7 million from time to time through JonesTrading, acting as sales agent or principal. In August, we halted sales under the Sales Agreement and in September the Sales Agreement was terminated. Before sales were halted and the Sales Agreement was terminated, we raised proceeds, net of issuance costs, of approximately $1.2 million.

In August 2023, we signed an unrestricted grant research agreement with BHC to conduct a second, investigator-initiated, randomized, double-blinded, placebo-controlled study of Long-COVID with IMC-2. Patient enrollment for this study is expected to begin in the fourth quarter of 2023 with results projected to be available in the second half of 2024. BHC is a non-profit, interdisciplinary Center of Excellence advancing the diagnosis and treatment of chronic fatigue disorders including myalgic encephalomyelitis/chronic fatigue syndrome, FM, post-viral syndromes, and related comorbidities.

We have not generated revenues and have incurred losses since inception. Our net losses for the three and nine months ended September 30, 2023 and 2022, were $1,235,074 and $4,192,842, respectively, and $2,575,715 and $10,203,278, respectively, and our accumulated deficit as of September 30, 2023 was $60,366,049. We expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue to develop and seek regulatory approvals for our product candidates. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates and uncertainty about economic stability. For example, the recent Israel-Hamas conflict and the ongoing conflict between Ukraine and Russia, the effect of the wars and the resulting sanctions by the U.S. and European governments, has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, if at all.

Results of Operations

Below is a summary of the results of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Operating expenses:	(Unaudited)		(Unaudited)
Research and development	$374,200	$1,622,374	$1,429,757	$6,797,914
General and administrative	900,089	969,946	2,879,036	3,427,679
Total operating expenses	$1,274,289	$2,592,320	$4,308,793	$10,225,593

Three and Nine Months Ended September 30, 2023 and 2022

Research and Development Expenses

Research and development expenses decreased by $1.2 million and $5.4 million for the three and nine months ended September 30, 2023, respectively, compared to the prior year periods. The decrease of $1.2 million for the three months ended September 30, 2023 was due to decreases in expenses for clinical trials of $1.1 million and drug development and manufacturing costs of $0.1 million. The decrease of $5.4 million for the nine months ended September 30, 2023 was due to decreases in expenses for clinical trials of $5.0 million, toxicology studies of $0.3 million, drug development and manufacturing costs of $0.1 million and salaries and related costs of $0.2 million offset by increases in regulatory and research consulting costs of $0.2 million.

General and Administrative Expenses

General and administrative expenses decreased by $0.1 million and $0.5 million for the three and nine months ended September 30, 2023, respectively, compared to the prior year periods. The decrease of $0.1 million for the three months ended September 30, 2023 was due to a decrease in expenses associated with being a public company. The decrease of $0.5 million for the nine months ended September 30, 2023 was due to decreases in expenses associated with being a public company of $0.4 million and salaries and related costs of $0.1 million.

Liquidity and Capital Resources

Since our inception, we have financed our operations through public offerings of common stock and proceeds from private placements of membership interests and convertible promissory notes. To date, we have not generated any revenue from the sale of products and we do not anticipate generating any revenue from the sales of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of September 30, 2023, our principal source of liquidity was our cash, which totaled $4.8 million.

Equity Financings

In July 2023, we entered into a Capital on DemandTM Sales Agreement (the “Sales Agreement”) with JonesTrading Institutional Services LLC (“JonesTrading”) under which we could issue and sale shares of our common stock, from time to time, through JonesTrading, acting as sales agent or principal, up to an aggregate offering price of up to $6,700,000 in which is commonly referred to as an “at-the-market” (“ATM”) program. During the three months ended September 30, 2023, we sold 641,873 shares of our common stock under the ATM program at a weighted-average gross sales price of approximately $2.11 per share and raised $1,355,090 of gross proceeds. The total commissions and related legal and accounting fees were approximately $198,650, and we received net proceeds of approximately $1,156,440. In August 2023, we terminated the Sales Agreement. As of September 30, 2023, there was no ATM program in place.

In September 2022, we closed an underwritten public offering raising gross proceeds of $5.0 million and net proceeds of approximately $4.5 million, after deducting underwriting discounts, commissions and offering expenses.

Debt Financings

There were no debt financings during the nine months ended September 30, 2023 and 2022. There was no debt outstanding at September 30, 2023 and December 31, 2022.

Future Capital Requirements

We estimate our current cash of $4.8 million at September 30, 2023 is not sufficient to fund operating expenses and capital requirements for at least the next 12 months. The Company will need to raise additional capital within the next nine months to remain a going concern and to further advance clinical development and to commercially develop its product candidates. Currently, the planned research and development activities include submission of an investigational new drug (“IND”) application to formally access IMC-2 as a treatment for the symptoms associated with Long-COVID; continued salaries and benefits; and provision of a new grant to the BHC to execute a double-blinded, placebo controlled investigator-sponsored study of Long-COVID with the combination of valacyclovir and celecoxib.

We expect to raise additional capital to complete clinical development of and to commercially develop our product candidates. We will need to finance our cash needs through public or private equity offerings, debt financings, collaboration and licensing arrangements or other financing alternatives. To the extent that we raise additional funds by issuing equity securities, our shareholders will experience dilution. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs. As a result, substantial doubt exists regarding our ability to continue as a going concern 12 months from the filing of this report on Form 10-Q. Failure to secure the necessary financing in a timely manner and on favorable terms could have a material adverse effect on the Company’s strategy and value and could require the delay of product development and clinical trial plans.

Summary of Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2023 and 2022, respectively:

	Nine Months Ended
	September 30,
	2023	2022

	(Unaudited)
Statement of Cash Flows Data:
Net cash (used in) provided by:
Operating activities	$(3,401,318)	$(8,796,387)
Financing activities	1,156,443	4,576,600
Decrease in cash	$(2,244,875)	$(4,219,787)

Cash Flows for the Nine Months Ended September 30, 2023 and 2022

Operating Activities

For the nine months ended September 30, 2023, net cash used in operations was $3.4 million and consisted of a net loss of $4.2 million offset by a net change in operating assets and liabilities of $0.3 million attributable to a decrease in accounts payable and accrued liabilities of $0.6 million offset by a decrease in prepaid expenses of $0.9 million and non-cash items of $0.5 million attributable to share-based compensation.

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

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2023 was $1.2 million and was attributable to proceeds from the issuance and sale of common stock under the ATM program, net of commissions and other related expenses. In addition, there were 478,625 warrants cashless exercised. As a result, 192,951 shares of common stock were surrendered at fair value to satisfy the exercise price and 285,674 shares of common stock were issued.

Net cash provided by financing activities during the nine months ended September 30, 2022 was $4.6 million and was attributable to proceeds from our underwritten public offering, net of deal costs and other expenses but excluding non-cash financing activities of $0.1 million for legal and accounting fees that are in accounts payable and accrued liabilities as of September 30, 2022.

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Discussion of Critical Accounting Policies and Significant Judgements and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the nine months ended September 30, 2023, there were no significant changes to our critical accounting policies from those described in our annual financial statements for the year ended December 31, 2022, which we included in our 2022 Annual Report on Form 10-K.

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

Capital On Demand™ Sales Agreement, dated as of July 14, 2023, by and between the Company and JonesTrading Institutional Services LLC (incorporated by reference herein from Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 14, 2023)

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

Date: November 13, 2023

VIRIOS THERAPEUTICS, INC.

By:	/s/ Greg Duncan
Name:	Greg Duncan
Title:	Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Angela Walsh
Name:	Angela Walsh
Title:	Senior Vice President of Finance, Corporate Secretary and Treasurer
(Principal Financial and Accounting Officer)