Form 10-K
period 2023-12-31
Virios Therapeutics, Inc.
filed 2024-03-01
CIK 1818844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common stock held by non-affiliates of the registrant was $24,371,988.18 based on the closing sale price as reported on the Nasdaq Capital Market.

The number of outstanding shares of the Registrant’s Common Stock as of February 26, 2024 was 19,257,937.

Documents Incorporated by Reference

Part III incorporates certain information by reference from the definitive proxy statement to be filed by the registrant in connection with the 2024 Annual Meeting of Stockholders (the "Proxy Statement") with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2023, provided that if such Proxy Statement is not filed within such period, such information will be included in an amendment to this Annual Report on Form 10-K to be filed within such 120-day period.

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

Risks Related to Our Financial Position and Need for Additional Capital

●	Our recurring losses from operations raise substantial doubt that we will be able to continue as a going concern and our independent registered public accounting firm has issued an audit report that includes an explanatory paragraph referring to the uncertainty regarding our ability to continue as a going concern without additional capital becoming available.
●	We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future.
●	We will require additional capital to fund our operations.
●	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
●	We have a limited operating history and no history of commercializing pharmaceutical products.

Risks Related to Development, Clinical Testing, Manufacturing and Regulatory Approval

●	We are heavily dependent on the success of our product candidates, IMC-1 and IMC-2, which are still under clinical development, and if these product candidates do not receive regulatory approval or, if approved, our commercialization efforts are unsuccessful, our business may be harmed.
●	We may face future business disruption and related risks from the spread of infectious disease, including coronavirus 2019 variants, which could have a material adverse effect on our business.
●	Clinical trials are expensive, time-consuming and difficult to design and implement, and involve an uncertain outcome.
●	If we are ultimately unable to obtain regulatory approval for any of our product candidates, our business will be substantially harmed.
●	Results of preclinical studies, early clinical trials or analyses may not be indicative of results obtained in later trials.
●	The market opportunities for our product candidates, if approved, may be smaller than we anticipate.
●	We may never obtain approval for or commercialize IMC-1, IMC-2 or any other product candidate in any other jurisdiction, which would limit our ability to realize their full global market potential.

Risks Related to Commercialization

●	We face significant competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.
●	Even if IMC-1, IMC-2 or any other product candidate we develop receives marketing approval, it may fail to achieve market acceptance by physicians, patients, third-party payors or others in the medical community necessary for commercial success.
●	If we are unable to establish sales, marketing and distribution capabilities either on our own or in collaboration with third parties, we may not be successful in commercializing IMC-1 or IMC-2, if approved.

Risks Related to Our Dependence on Third Parties

●	We currently rely on third-party contract manufacturing organizations, or CMOs, for the production of clinical supply of IMC-1 and IMC-2 and intend to rely on CMOs for the production of commercial supply of IMC-1 and IMC-2, if approved.
●	We intend to rely on third parties to conduct, supervise and monitor our clinical trials.

Risks Related to Healthcare Laws and Other Legal Compliance Matters

●	Enacted and future healthcare legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates.
●	We are subject to environmental, health and safety laws and regulations, and we may become exposed to liability and substantial expenses in connection with environmental compliance or remediation activities.
●	If we become profitable, our ability to use our net operating loss carryforwards and other tax attributes to offset future taxable income or taxes may be subject to limitations.

Risks Related to Our Intellectual Property

●	Our patents may be challenged in courts or in patent offices.
●	Changes in patent laws or patent jurisprudence could diminish the value of patents in general.
●	We enjoy only limited geographical protection with respect to certain patents.
●	We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.

Risks Related to Our Employees, Managing Our Growth and Our Operations

●	Our future success depends on our ability to retain our key personnel and to attract, retain and motivate qualified personnel.
●	We expect to expand our development, regulatory, and sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
●	We may engage in acquisitions that could disrupt our business, cause dilution to our stockholders or reduce our financial resources.

Risks Related to Our Common Stock

●	If we are unable to maintain listing of our common stock on the Nasdaq Capital Market or another national stock exchange, it may be more difficult for our stockholders to sell their shares of common stock.
●	The market price of our common stock is highly volatile.
●	We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.

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

We are a development-stage biotechnology company focused on advancing novel antiviral therapies to treat diseases associated with a viral triggered abnormal immune response such as fibromyalgia (“FM”) and Long-COVID (“LC”). Overactive immune response related to activation of tissue resident herpesvirus has been postulated to be a potential root cause of chronic illnesses such as FM, irritable bowel disease (“IBS”), LC, chronic fatigue syndrome and other functional somatic syndromes, all of which are characterized by a waxing and waning manifestation of disease, often triggered by events which compromise the immune system. While not completely understood, there is general agreement in the medical community that activation of the herpesvirus is triggered by some form of environmental and/or health stressor. Our lead product candidates, IMC-1 and IMC-2, are novel, proprietary, fixed dose combinations of anti-herpes antivirals and celecoxib. IMC-1 is a novel combination of famciclovir and celecoxib intended to synergistically suppress herpesvirus activation and replication, with the end goal of reducing viral mediated disease burden. IMC-2 is a combination of valacyclovir and celecoxib that, like IMC-1, is intended to synergistically suppress herpesvirus activation and replication with a more specific activity against the Epstein-Barr virus (herpesvirus HHV-4).

IMC-1 and IMC-2 combine two specific mechanisms of action purposely designed to inhibit herpesvirus activation and replication, thereby keeping the herpesvirus in a latent (dormant) state or “down-regulating” the herpesvirus from a lytic (active) state back to latency. The famciclovir component of IMC-1 and the valacyclovir component of IMC-2 inhibit viral DNA replication. The celecoxib component of IMC-1 and IMC-2 inhibits cyclooxegenase-2 (COX-2) and to a lesser degree cyclooxegenase-1 (COX-1) enzymes, which are used by the herpesvirus to amplify or accelerate its own replication. We are unaware of any other antivirals currently in development for the treatment of FM or related conditions. We believe this novel approach was a germane consideration in the U.S. Food and Drug Administration (“FDA”) designating IMC-1 for fast-track review status for the treatment of FM. IMC-1 has also been granted a synergy patent based on the fact that neither of the individual components has proven effective in the management of FM, yet the combination therapy generated a result that is greater than the sum of its parts.

Our novel combination antiviral approach (combining viral DNA polymerase inhibitor + COX-2 inhibitor) delivers clinical benefits for patients suffering from diseases with a suspected viral mediated catalyst, including FM and LC. We have received FDA feedback on our proposal to advance IMC-1 into Phase 3 development for the treatment of FM. A recently completed open-label, exploratory trial demonstrated that patients treated with IMC-2 exhibited clinically and statistically significant improvement of their LC symptoms of fatigue, orthostatic intolerance, anxiety and pain. These encouraging results lead to the Company funding a new, phase 2 investigator-initiated study assessing two dosage strengths of IMC-2 versus placebo. The results of this study are expected to be released in mid-2024. We have received FDA feedback on our proposed Phase 2b study of IMC-2 for the treatment of LC and project to commence this trial in the second half of 2024, either as a stand-alone entity or via partnership.

Dormant Herpesvirus is Reactivated by External Triggers and Amplifies

Its Own Replication via Cyclooxygenase (COX-1 and COX-2) Enzymes

Fibromyalgia Program Background

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

In September 2022, we announced the top line results from our FORTRESS study in FM. Overall, the FORTRESS study did not achieve statistical significance on the prespecified primary efficacy endpoint of change from baseline to Week 14 in the weekly average of daily self-reported average pain severity scores comparing IMC-1 to placebo (p=0.302). However, analysis of the data showed a bifurcation of response based on the timing of patient enrollment in the FORTRESS study. During the first half of the trial from June 2021 to November 2021, for the patients who were enrolled (n=208) (Cohort 1) when the Delta variant of COVID-19 was the dominant strain in the U.S., full vaccination rates were below 50% and some form of quarantining had been in place for over a year and was still in place in most geographies, IMC-1 demonstrated no improvement versus placebo-treated patients. Conversely, during the second half of the trial from November 2021 to April 2022, for the patients who were enrolled (n=214) (Cohort 2) when vaccination rates improved, the Omicron variant of COVID-19 became the dominant U.S. strain and quarantining restrictions were lessened, IMC-1-treated patients demonstrated a statistically significant improvement on the primary pain reduction endpoint (p=0.03) at Week 14, as well as a statistically significant improvement in the key secondary PROMIS Fatigue assessment (p=0.006) and the Fibromyalgia Impact Questionnaire-Revised (FIQR) symptoms domain score (p=0.015). We believe the likelihood of such a differential response based on the timing of patient enrollment is highly unlikely due to chance or a random occurrence, thus further analysis of the data was warranted, particularly in the context of our previous IMC-1 Phase 2a study success.

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

Based on the analysis of the FORTRESS data, we believe focusing the forward development of IMC-1 on New FM patients represents a viable and manageable path forward. The Company met with the FDA in March 2023 to discuss the most appropriate next steps in advancing IMC-1 development as a treatment for FM. The Phase 3 program agreed with FDA includes two qualifying pivotal trials demonstrating the safety and efficacy of IMC-1 treating patients with FM. One of the Phase 3 studies will be a four-arm, multifactorial design to demonstrate the relative safety and efficacy of IMC-1 as compared to celecoxib alone, famciclovir alone and placebo. The other Phase 3 study is planned as a two-arm study comparing IMC-1 to placebo. All patients from the two pivotal Phase 3 studies will be offered the opportunity to enroll into an open label safety extension study in which all patients will be treated with IMC-1. Long-term safety data is required for chronic therapy approval. We are presently exploring partnership opportunities as the primary means by which to advance IMC-1 into Phase 3 development.

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

We estimate that there are approximately 3.6 million patients in the U.S. that have been diagnosed with FM, with approximately 2 million patients being treated. Because there are no specific clinical or laboratory tests available to diagnose FM, diagnosis is established by demonstrating that a patient has widespread chronic pain in 7 or more of the 19 bodily locations for at least 3 months in duration. Additionally, these patients may also have non-restorative sleep, life altering fatigue, and cognitive impairment. The underlying cause of FM has remained elusive and frustrated treating physicians and the scientific community alike. To date, the three products approved by the FDA for the treatment of FM have the potential to cause troublesome side effects and/or deliver limited efficacy.

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

Our Novel Mechanism of Action (“MOA”)

Scientists and clinicians generally agree that patients with FM have a problem with central pain processing. The exact causality of the heightened pain sensitivity in FM is poorly understood. What is generally agreed is that the central sensitization seen in FM is secondary to a combination of genetic and environmental factors that render the patient susceptible to developing the widespread chronic pain and related symptoms seen in FM. We believe that, when FM patients are exposed to significant life stressors, be they physical or emotional, there is abnormal stress to the immune system allowing herpesviruses to reactivate. This reactivation event, in turn, leads to a herpesvirus associated immune response. Herpesviruses are unique in that they remain in a dormant state (latency) in differing tissue types, depending on the strain, as nonintegrated, circular DNA associated with nucleosomes, with recurrent reactivations for the life of the host. We believe it is likely that nerve resident viral herpetic reactivation is necessary for the nociceptive response seen in FM. This cyclical process of virus reactivation and lytic infection is postulated to perpetuate FM symptoms in these patients.

Our novel therapeutic is directed at interrupting the ongoing immune response by suppressing the herpesvirus, which suppresses the abnormal stress response, thereby alleviating the central pain processing abnormality and other FM symptoms. Studies have shown that neither antivirals nor COX-2/NSAIDS taken alone result in a meaningful clinical benefit. However, when administered in combination, the synergistic response was unexpected and promising. This IMC-1 synergistic response resulted from a combination of famciclovir inhibiting viral DNA polymerase and celecoxib inhibiting upregulation of COX-2 (and to a lesser extent, COX-1). There have been multiple published studies using NSAIDS/COX-2’s in the treatment of FM. According to a 2017 review published in the Cochrane Database of Systemic Reviews, NSAIDs/COX-2’s alone were shown to be no more effective than placebo in treating pain associated with FM. Products included in the review were ibuprofen 2400mg daily, naproxen 1000mg daily, tenoxicam 20mg daily and

COX-2 etoricoxib 90mg daily. Antiviral monotherapy treatment of FM was studied by Dr. Sally A. Kendall and her colleagues and published in 2004 in the Journal of Rheumatology. Dr. Kendall evaluated valacyclovir 1 gram three times a day vs placebo in 60 patients with FM. The results showed no difference in change of pain between valacyclovir and placebo.

Virally induced upregulation of COX enzymes is important for efficient viral replication. An article published by Dr. Lynn W. Enquist, a professor at Princeton University, and his colleagues in the Journal of Virology (2004), demonstrated that many herpesviruses significantly up-regulate COX-2 and to a lesser degree COX-1. In an article published by Yuehong Liu and colleagues in 2014 in The Scientific World Journal, they estimated 14-fold increase in COX-2, 1.8-fold increase in COX-1 during herpesvirus infection.

Celecoxib inhibits COX-2 and to a lesser degree COX-1, both of which are critical to the replication and growth of live virions. In general, COX-2 inhibition is regarded as more important than COX-1 inhibition for the suppression of herpesvirus reactivation. COX-2 activation is involved in the induction of herpetic recurrences, and COX-2 inhibition is accompanied not only by a reduction of viral shedding, but also a reduction of viral DNA in nerve ganglia.

The anti-herpesvirus MOA of the nucleoside analogs (which include famciclovir) is well characterized, and this drug class has been used to treat viruses over decades. In its active state famciclovir is initially phosphorylated to a monophosphate form, after which it is converted to penciclovir triphosphate by cellular kinases within virus-infected cells. Penciclovir triphosphate, the active moiety, competitively inhibits viral DNA polymerase, reducing viral DNA synthesis and replication. The specificity of penciclovir for viral DNA polymerase is an important contributor to its benign safety profile. Famciclovir interrupts DNA polymerase and, in combination with celecoxib, results in synergistic viral suppression. If definitively demonstrated through pivotal clinical trials, the efficacy, safety and tolerability, along with the combined MOA, would, we believe, differentiate IMC-1 from current standard of care and near-term pipeline drugs, while providing new opportunities in the treatment of other chronic pain conditions within the Somatic Symptom Disorders.

Discovery and Development

The initial clinical evidence supporting the development of an antiviral plus COX-2/NSAID combination to address FM was first derived through clinical observation in patients with IBS. IBS patients treated with famciclovir, who were serendipitously also placed on celecoxib to treat their arthritis, showed significant improvement not only in their IBS, but also FM, fatigue, and headaches. In particular, FM patients conveyed that they felt noticeably better when placed on the combination of famciclovir and celecoxib. We believe that stress and other environmental factors reactivate a persistent (indolent) herpes infection, resulting in a continuous nociceptive stimulation and immune response. The cyclical process of virus reactivation and lytic infection of herpesvirus perpetuates FM symptoms. To interrupt and reverse viral reactivation and immune response, and resultant continuous nociceptive stimulation requires the suppression of the herpesvirus, reverting it into a dormant (latency) status. We believe the coaction (synergy) of therapeutic agents with different antiviral properties is required to suppress herpesvirus and reverse the symptoms of FM. Famciclovir, a nucleoside analog DNA inhibitor, inhibits the replication of viral DNA. The herpesvirus upregulates COX-2, and to a lesser degree COX-1, and this upregulation of COX enzymes is critical for efficient viral replication. Celecoxib effectively blocks virally induced upregulation of COX enzymes, hence the combined activity of Famciclovir and Celecoxib results in the reversion of the herpesvirus to latency.

IMC-1 interrupts the chronic dysfunctional immune response to the herpesvirus infection by suppressing viral replication and re-emergence from latency. This results in the suppression of the abnormal stress response seen in IBS and FM, thereby alleviating the central pain processing abnormality. Multiple published clinical studies have confirmed that neither antivirals (such as famciclovir) nor COX-2/NSAIDs (such as celecoxib) administered singly deliver any meaningful clinical benefit. Based on Phase 2a study results, the synergy of the fixed-dose combination of famciclovir and celecoxib (IMC-1) has potential as a FM therapy. If approved, this could differentiate IMC-1 from current standard of care and pipeline products and, we believe, alter treatment outcomes in FM, and potentially a number of other chronic pain conditions in the Somatic Symptom Disorders where herpesviruses may play a role.

Biomarker — Gastrointestinal Tissue Study to see if Herpes Simplex Type 1 (“HSV-1”) is present in IBS/FM

The stomach of FM patients is one of the few sites that presents an opportunity for biopsy of tissue to determine if FM patients are burdened with an actively replicating herpesvirus infection. We have postulated that herpesvirus infected nerve tissue located in the gastric mucosa provides a site for biopsy and represents an excellent site to confirm active herpesvirus infection in patients with recurrent active FM. To test this hypothesis, we engaged the University of Alabama to analyze GI biopsy tissue to search for active HSV-1 virus. Thirty patients with documented FM with chronic GI complaints had their stomach biopsied with samples sent to the University of Alabama for analysis by Carol Duffy PhD, University of Alabama virologist. Fifteen controls without chronic pain or FM and without chronic GI conditions were studied as the comparator arm to the open study. The GI biopsies were evaluated for HSV-1 infection by Immunoblot analysis for viral non-structural protein (ICP8) with PCR used to detect herpesvirus DNA sequence. ICP8 is only found during an active HSV-1 infection. A summary of this data is presented below.

The study found that 83% of patients with FM and chronic GI conditions had detectable ICP8, a protein only found in actively replicating HSV-1 infections. While only 9% of control patients had ICP8 (p = 0.0001). The study also analyzed patients suffering from symptoms of IBS and demonstrates a strong correlation with HSV-1 (p = 0.0005) as well, when compared to controls. The correlation of HSV-1 activation to FM (and IBS) was shown and we believe corroborates the underlying mechanistic rationale for IMC-1.

Long-COVID (LC) Program Background

The diagnosis of LC, as defined by the Center for Disease Control (“CDC”), is new, recurring or continuation of symptoms, most notably fatigue and post exertional malaise, greater than 4 weeks after an acute COVID-19 infection. Research highlights that up to 30% of LC patients were asymptomatic during their acute COVID-19 illness. A 2022 CDC estimate revealed that 6.9% of adults had LC in 2022 and 3.4% of adults exhibited active LC sequelae at the time of the survey. As new research highlights, the majority of COVID-19 morbidity is associated not with acute COVID-19, but with LC, as evidenced by more than one in four LC adults reporting significant activity limitations. Presently, there are no approved treatments for LC illness. The only approved COVID-19 treatment, Paxlovid, failed to improve LC sequelae.

Just as in FM, we believe many of the symptoms associated with Post-Acute Sequelae of COVID-19 infection (“PASC”) are related to secondary reactivation of tissue resident herpesviruses, and that a suppressive antiviral treatment regimen may be helpful in managing these patients. Recent studies indicate reactivated herpesvirus infection lead to LC, as opposed to residual SARS-CoV-2 virus after the acute infection. Reactivated herpesviruses, such as Epstein-Barr virus (“EBV”), are associated with fatigue and cognitive dysfunction, the predominant symptoms of LC. According to Olson et al, nucleoside analogue antiviral agents are activated by EBV thymidine kinase (BXLF1) or serine/threonine protein kinase/phosphotransferase (BGLF4), which are expressed only during the lytic phase of EBV replication (Olson, 2013). Furthermore, Lin and colleagues concluded that nucleoside analogs, such as valacyclovir, have been developed with the goal of inhibiting the EBV lytic cycle by blocking DNA replication (Lin, 1986).

A multitude of studies now suggest that some of the symptoms of PASC may not be a direct result of the SARS-CoV-2 virus but may be the result of the reactivation of latent human herpesviruses. Peluso et al. at UCSF reported that EBV reactivation is associated with fatigue and neurocognitive dysfunction in patients with PASC (Peluso, 2022). Reactivation of EBV has been reported among the critically ill patients suffering from PASC and EBV viremia has been correlated with COVID severity (Naendrup, 2022; Paolucci, 2021; Simonnet, 2021; Gold, 2021; Vojdani, 2023). A longitudinal multi-omic study suggested that four main risk factors for developing PASC are type-2 diabetes, SARS-CoV-2 RNAemia, specific auto-antibodies, and EBV viremia (Su, 2022). Patients with the post-COVID syndrome and reactivation of EBV and HHV-6 infections are at high risk of developing various pathologies, including rheumatologic diseases (Zubchenko, 2022).

In July 2023, the Company received positive data from an exploratory, open-label, proof of concept study in LC funded by an unrestricted grant provided to the Bateman Horne Center (“BHC”). BHC enrolled female patients diagnosed with LC illness, otherwise known as PASC. Patients (n-22) treated with a combination of valacyclovir and celecoxib (“Val/Cel”) exhibited clinically and statistically significant improvements in fatigue, pain, and symptoms of autonomic dysfunction as well as ratings of general well-being related to LC when treated open-label for 14 weeks, as compared to a control cohort (n=17) of female LC patients matched by age and length of illness and treated with routine care. The statistically significant improvements in PASC symptoms and general health status were particularly encouraging given that the mean duration of LC illness was two years for both the treated and control cohort prior to enrollment in this study. A summary of the results can be seen below.

Study Endpoints	P Value
H PROMIS Fatigue T-Score	0.008
NRS Fatigue 0-10 Scale	<0.001
NRS Pain 0-10 Scale	0.041
PGIC 1-7 (7 is best)	0.022
PGIC 0-10 (0 is best)	0.019
OISAS-Orthostatic Intolerance Symptoms Assessment Scale	0.002
OIDAS-Orthostatic Intolerance Daily Activity Scale	<0.001
HADS depression	0.059
HADS anxiety	0.023

Treatment with Val/Cel was generally well tolerated, with an observed safety profile consistent with the known safety profiles of valacyclovir and celecoxib. In the study, nausea was the most common adverse event. There were no serious adverse events observed in this study and only one treated patient discontinued treatment due to adverse events, possibly related to drug treatment.

In August 2023, we signed an unrestricted grant research agreement with BHC to conduct a second, investigator-initiated, randomized, double-blinded, placebo-controlled study of LC with IMC-2. The planned enrollment target is 60 female patients randomized to one of three treatment arms. Patient enrollment commenced in December 2023 and we project results to be available in the second half of 2024. BHC is a non-profit, interdisciplinary Center of Excellence advancing the diagnosis and treatment of chronic fatigue disorders including myalgic encephalomyelitis/chronic fatigue syndrome, FM, post-viral syndromes, and related comorbidities. We expect the results from this study will help inform the final clinical design of our planned LC 2b study.

Regulatory and Development Timeline

IMC-1

We have continued to regularly engage the FDA regarding IMC-1 for the treatment of FM. Since we are combining proprietary doses of two previously approved drugs, our fixed dose combination product candidates are eligible for submission to the FDA for approval under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act (“FDCA”). Under Section 505(b)(2), we are able to rely upon FDA’s previous findings of safety and effectiveness, and extensively reference several sections of the United States Prescribing Information for Famvir (famciclovir) and Celebrex (celecoxib). We expect our 505(b)(2) NDA filing to rely on portions of the development programs conducted for the reference drugs, as described in the FDA-approved United States Prescribing Information. In our discussions with the FDA, the FDA has agreed to our 505(b)(2) filing plan.

At the conclusion of our FORTRESS Phase 2b clinical study in 2022, we requested an end-of-phase 2 meeting with the FDA. The meeting was held in March 2023, with the Anesthesiology, Addiction Medicine and Pain Medicine division of the FDA. Based on a review of the safety and efficacy data, the FDA provided feedback that our Phase 3 proposal was acceptable. The proposed Phase 3 program will consist of four primary components: two adequate and well-controlled clinical studies, one of which would be a full factorial design with each of the individual components of IMC-1 (famciclovir and celecoxib) as separate comparator arms, a long-term safety trial, and a pharmacokinetic/food effect study. Based on data from the recently completed FORTRESS Phase 2b trial, we proposed a Phase 3 development program targeting community-based FM patients, who have not participated in prior FM trials. The FDA was in agreement and the Company could progress to Phase 3 subject to review of the final results from our recently completed chronic toxicology program.

The chronic toxicology studies consisted of a six-month rat and a nine-month dog study. The final reports were completed in May 2023 and submitted to the FDA that month. Results were consistent with earlier studies, and all toxicities shown were consistent with known toxicities of celecoxib and famciclovir. The data were reviewed by the FDA and following their initial review of our chronic toxicology program, the FDA concluded that the chronic toxicology studies appear adequate to support the safety of IMC-1 at the dose proposed by the Company for chronic use. With completion of this initial review of the toxicology program, the FDA has now agreed to our proposed Phase 3 program for IMC-1 for treatment of fibromyalgia.

IMC-2

In September 2023, we requested a Pre-Investigational New Drug Application (“PIND”) for IMC-2 for the treatment of LC with the FDA. In October, we submitted a full briefing package and by the end of December 2023, we received written communication from the Antivirals Group, Division of Infectious Diseases, on the development requirements and key endpoints associated with advancing IMC-2 into Phase 2 for treatment of

LC symptoms. The FDA agreed that we could use improvement in fatigue as a primary endpoint in a Phase 2 study and agreed with our overall study design. We are targeting the initiation of a Phase 2 program in LC in the second half of 2024. The Phase 2 study will compare IMC-2 versus placebo in a randomized, double-blind study of LC patients for 12 weeks.

FM Market and Competition

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

As of December 31, 2023, our portfolio of owned patents totaled 21 issued patents in the United States and abroad. This includes three Composition of Matter patents, including a Synergistic Patent, and two Method of Use patents in the United States, all of which relate to IMC-1. Exclusivity with all patents extends to 2033.

Issued US IMC-1 Patents

●	U.S. “Composition of Matter” Patents (US 8,809,351 & US 10,034,846) Drug-combination of famciclovir and celecoxib
●	U.S. “Method-of-Use” Patent (US 9,040,546) Famciclovir + celecoxib for the treatment of FM (fibromyalgia), CFS or IBS
●	U.S. “Method-of-Use” Patent (US 9,173,863) Method of dispensing famciclovir + celecoxib in a regimen to treat Functional Somatic Syndrome conditions
●	U.S. “Composition of Matter” Synergistic Patent (US 10,251,853) Synergistic combination for total daily dose of famciclovir and celecoxib

Issued Foreign IMC-1 Patents

●	European Patent (EP 2 811 833 & 2 965 759 – validated in 18 countries)
●	Japan (JP 5855770 & 6422848)
●	Australia (AU 2013217110)
●	China (CN 104144606)
●	Korea (KR 10-1485748)
●	Canada (2,863,812)

U.S. Patents Covering Other Anti-Viral Combinations

●	U.S. 9,682,051 (acyclovir/meloxicam)
●	U.S. 8,623,882 (acyclovir/diclofenac)
●	U.S. 9,259,405 (famciclovir/diclofenac)
●	U.S. 9,642,824 (valacyclovir/diclofenac)
●	U.S. 9,980,932 (valacyclovir/meloxicam)
●	U.S. 10,543,184 (acyclovir/celecoxib)
●	U.S. 10,632,087 (famciclovir/meloxicam)
●	U.S. 11,096,912 (valacyclovir/celecoxib)

U.S. Pending Applications

●	U.S. provisional application Serial No. 63/524,391 (valacyclovir/celecoxib or famciclovir/celecoxib to treat Alzheimer’s disease or Long-COVID)
●	PCT/US2023/032842 (valacyclovir/celecoxib or famciclovir/celecoxib to treat Alzheimer’s disease or Long-COVID)

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

Sales and Marketing

If IMC-1 or IMC-2 is approved, we plan to enter into sales and marketing agreements with one or several pharmaceutical companies to sell to neurologists, geriatric specialists and to primary care physicians.

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

Marketing Approval

Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee. Under the Prescription Drug User Fee Act (“PDUFA”), guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA, for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to the FDA because the FDA has approximately two months to make a “filing” decision.

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

Moreover, under the provisions of the Food and Drug Administration Safety and Innovation Act, a sponsor can request designation of a product candidate as a “breakthrough therapy.” A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs designated as breakthrough therapies are also eligible for accelerated approval. The FDA must take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval of a breakthrough therapy.

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

U.S. Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of our product candidates, IMC-1 and IMC-2, or any other product candidate for which we may seek regulatory approval. Sales in the U.S. will depend in part on the availability of adequate financial coverage and reimbursement from third-party payors, which include government health programs such as Medicare, Medicaid, TRICARE and the Veterans Administration, as well as managed care organizations and private health insurers. Prices at which we or our customers seek reimbursement for our product candidates can be subject to challenge, reduction or denial by payors.

The process for determining whether a payor will provide coverage for a product is typically separate from the process for setting the reimbursement rate that the payor will pay for the product. Third-party payors may limit coverage to specific products on an approved list or formulary, which might not include all the FDA-approved products for a particular indication. Also, third-party payors may refuse to include a branded drug on their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or another alternative is available. However, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be available. Private payors often rely on the lead of the governmental payors in rendering coverage and reimbursement determinations. Sales of IMC-1, IMC-2 or any other product candidates will therefore depend substantially on the extent to which the costs of our products will be paid by third-party payors. Achieving favorable coverage and reimbursement from the Centers for Medicare and Medicaid Services (“CMS”) and/or the Medicare Administrative Contractors is typically a significant gating issue for successful introduction of a new product.

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

Human Capital Resources

As of December 31, 2023, we had four full-time employees. Accordingly, a high percentage of our work performed for our development projects is outsourced to qualified independent contractors. All employees and contractors are subject to contractual agreements that specify requirements for confidentiality, ownership of newly developed intellectual property and restrictions on working for competitors as well as other matters.

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

Risks Related to Our Financial Position and Need for Additional Capital

Our recurring losses from operations raise substantial doubt that we will be able to continue as a going concern and our independent registered public accounting firm has issued an audit report that includes an explanatory paragraph referring to the uncertainty regarding our ability to continue as a going concern without additional capital becoming available. This may hinder our ability to obtain future financing.

Our financial statements as of December 31, 2023 were prepared under the assumption that we will continue as a going concern for the next twelve months. Due to our recurring losses from operations, we concluded that there is substantial doubt in our ability to continue as a going concern within one year after the financial statements are issued without additional capital becoming available. Our independent registered public accounting firm has issued an audit report that includes an explanatory paragraph referring to the uncertainty regarding our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We are not currently profitable, and we may never achieve or sustain profitability.

We are a development-stage biotechnology company with a limited operating history and have incurred losses since our formation. We incurred net losses of $5,296,015 and $12,247,834 for each of the years ended December 31, 2023 and 2022. As of December 31, 2023, we had an accumulated deficit of $61,469,222. We have not commercialized any products and have never generated revenue from the commercialization of any product. To date, we have devoted most of our financial resources to research and development, including our preclinical and clinical work, and to intellectual property.

We expect to incur significant additional operating losses for the next several years, at least, as we advance IMC-1, IMC-2 and any other product candidates through clinical development, complete clinical trials, seek regulatory approval and commercialize the drug or any other product candidates, if approved. The costs of advancing product candidates into each clinical phase tend to increase substantially over the duration of the clinical development process. Therefore, the total costs to advance any of our product candidates to marketing approval in even a single jurisdiction will be substantial. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of any products or achieve or maintain profitability. Our expenses will also increase substantially if and as we:

●	conduct our Phase 3 FM studies or conduct clinical trials for any other indications or other product candidates;
●	establish sales, marketing, distribution, and compliance infrastructures to commercialize IMC-1 or IMC-2, if approved, and for any other product candidates for which we may obtain marketing approval;
●	maintain, expand and protect our intellectual property portfolio;

●	hire additional clinical, scientific and commercial personnel;
●	add operational, financial and management information systems and personnel, including personnel to support our development and planned future commercialization efforts, as well as to support our transition to a public reporting company; and
●	acquire or in-license or invent other product candidates or assets.

Furthermore, our ability to successfully develop, commercialize and license any product candidates and generate product revenue is subject to substantial additional risks and uncertainties, as described below under “— Risks Related to Development, Clinical Testing, Manufacturing and Regulatory Approval” and “— Risks Related to Commercialization.” As a result, we expect to continue to incur net losses and negative cash flows for the foreseeable future. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. The amount of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. If we are unable to develop and commercialize one or more product candidates, either alone or through collaborations, or if revenues from any product that receives marketing approval are insufficient, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain profitability or meet outside expectations for our profitability. If we are unable to achieve or sustain profitability or to meet outside expectations for our profitability, the value of our common stock will be materially and adversely affected.

We will require additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to complete the development and commercialization of IMC-1 or IMC-2.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to advance the clinical development, launch and commercialization (if we receive regulatory approval) of IMC-1 and/or IMC-2. We will require additional capital for the further development and potential commercialization of IMC-1 or IMC-2. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Our cash on hand as of December 31, 2023 is not sufficient to fund our operations and capital requirements for at least the next 12 months subsequent to the filing date of the Company’s Annual Report on Form 10-K. Currently, the planned research and development activities for the next year include a potential submission of an investigational new drug (“IND”) application to formally access IMC-2 as a treatment for the symptoms associated with LC; purchase of API; continued prototype development of IMC-2 to be used for the Phase 2 LC study; continued salaries and benefits; and ongoing provision of the grant to the BHC to execute their double-blinded, placebo controlled investigator-sponsored study of LC with the combination of Val/Cel which is expected to read out in mid-2024. Additional capital will need to be raised before initiating additional research and development activities. We have based this estimate on assumptions that may prove to be wrong, and we could deploy our available capital resources sooner or for other purposes than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to the:

●	initiation, progress, timing, costs and results of preclinical studies and clinical trials, including patient enrollment in such trials, for IMC-1 or IMC-2 or any other future product candidates;
●	clinical development plans we establish for IMC-1 and/or IMC-2 and any other future product candidates;
●	obligation to make royalty and non-royalty sublicense receipt payments to third-party licensors, if any, under our licensing agreements;

●	number and characteristics of product candidates that we discover or in-license and develop;
●	outcome, timing and cost of regulatory review by the FDA and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies than those that we currently expect;
●	costs of filing, prosecuting, defending and enforcing any patent claims and maintaining and enforcing other intellectual property rights;
●	effects of competing technological and market developments;
●	costs and timing of the implementation of commercial-scale manufacturing activities; and
●	costs and timing of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval.

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

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our common stockholder’s rights as common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, intellectual property, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate product candidate development or future commercialization efforts.

Unstable global market and economic conditions may have serious adverse consequences on our business, financial condition and results of operations.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates and uncertainty about economic stability. For example, the recent Israel-Hamas conflict and ongoing conflict between Ukraine and Russia has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive.

We have a limited operating history and no history of commercializing pharmaceutical products, which may make it difficult to evaluate the prospects for our future viability.

We were established and began operations in 2012. Our operations to date have been limited to financing and staffing our company, conducting proof-of-concept studies for IMC-1 and IMC-2, and conducting preclinical and clinical studies of IMC-1. We have further tested IMC-1 in clinical trials for safety and proof-of-concept. We have not yet demonstrated the ability to successfully complete a large-scale, pivotal clinical trial, obtain marketing approval, manufacture a commercial scale product, arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

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

Risks Related to Development, Clinical Testing, Manufacturing and Regulatory Approval

We are heavily dependent on the success of our product candidates, IMC-1 and IMC-2, which are still under clinical development, and if these candidates do not receive regulatory approval or, if approved, our commercialization efforts are unsuccessful, our business may be harmed.

We do not have any products that have been granted regulatory approval. Currently, we have two product candidates, IMC-1 and IMC-2. As a result, our business is dependent on our ability to successfully complete clinical development of, obtain regulatory approval for, and, if approved, successfully commercialize IMC-1 and/or IMC-2 in a timely manner. We cannot commercialize IMC-1 or IMC-2 in the United States without first obtaining regulatory approval from the FDA; similarly, we cannot commercialize IMC-1 or IMC-2 outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of IMC-1 or IMC-2 for a target indication, we must demonstrate with substantial evidence gathered in preclinical studies and clinical trials and, with respect to approval in the United States, to the satisfaction of the FDA, that IMC-1 or IMC-2 is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate. In our most recent clinical trial involving IMC-1, the Phase 2b FORTRESS study, IMC-1 did not achieve statistically significant efficacy outcomes. Even if IMC-1 were to successfully obtain approval from the

FDA and comparable foreign regulatory authorities, any approval might contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval for IMC-1 in one or more jurisdictions, or any approval we receive contains significant limitations or requirements, we may not be able to obtain sufficient funding or generate sufficient revenue to continue the development of any other product candidate that we may in-license, develop or acquire in the future. Furthermore, even if we obtain regulatory approval for IMC-1, we will still need to develop a commercial organization, establish commercially viable pricing and obtain approval for adequate reimbursement from third-party and government payors. If we are unable to successfully commercialize IMC-1 or IMC-2, we may not be able to earn sufficient revenue to continue our business.

We may face future business disruption and related risks resulting from the spread of infectious disease, which could have a material adverse effect on our business.

The development of our product candidates could be disrupted and materially adversely affected in the future by a pandemic, epidemic or outbreak of an infectious disease.

The spread of an infectious disease may also result in the inability of our suppliers to deliver components or raw materials on a timely basis or materially and adversely affect our collaborators and out-license partners’ ability to perform preclinical studies and clinical trials. In addition, hospitals may reduce staffing and reduce or postpone certain treatments in response to the spread of an infectious disease. Such events may result in a period of business and manufacturing disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations.

The ultimate extent of the impact of any epidemic, pandemic or other health crisis on our ability to advance the development of our product candidates, including delays in starting or completing clinical trials, or to raise financing to support the development of our product candidates, will depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the severity of such epidemic, pandemic or other health crisis and actions taken to contain or prevent their further spread, among others.

Clinical trials are expensive, time-consuming and difficult to design and implement and involve an uncertain outcome.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Because the results of preclinical studies and early clinical trials are not necessarily predictive of future results, IMC-1, IMC-2 and our other compounds may not have favorable results in later preclinical and clinical studies or receive regulatory approval. We may experience delays in initiating and completing any clinical trials that we intend to conduct, and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, or at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

●	the FDA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical studies;
●	obtaining regulatory approval to commence a trial;
●	reaching an agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	obtaining Institutional Review Board, or IRB, approval at each site, or Independent Ethics Committee, or IEC, approval at sites outside the United States;

●	recruiting suitable patients to participate in a trial in a timely manner and in sufficient numbers;
●	having patients complete a trial or return for post-treatment follow-up;
●	imposition of a clinical hold by regulatory authorities or IRBs, including as a result of unforeseen safety issues or side effects or failure of trial sites to adhere to regulatory requirements or follow trial protocols;
●	clinical sites deviating from trial protocol, committing fraud or other violations of regulatory requirements, or dropping out of a trial, which can render data from that site unusable in support of regulatory approval;
●	addressing patient safety concerns that arise during the course of a trial;
●	adding a sufficient number of clinical trial sites; or
●	manufacturing sufficient quantities of IMC-1 or IMC-2 for use in clinical trials.

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

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming, expensive, and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for IMC-1, IMC-2 or any other product candidates, our business will be substantially harmed.

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that we will never obtain regulatory approval for IMC-1, IMC-2 or any other product candidates. We are not permitted to market any of our product candidates in the United States until we receive regulatory approval from the FDA. Our ability to successfully obtain regulatory approval from the FDA or comparable foreign regulatory authorities is subject to many risks and uncertainties, including the occurrence of one or more of the following:

●	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;
●	serious and unexpected treatment-related side effects experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates, or other products containing the active ingredient in our product candidates;

●	negative or ambiguous results from our clinical trials or results that may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
●	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
●	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
●	the data collected from clinical trials of our product candidates may not be acceptable or sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or elsewhere, and we may be required to conduct additional clinical trials;
●	the FDA or comparable foreign authorities may disagree regarding the formulation, labeling and/or the specifications of our product candidates;
●	the FDA or comparable foreign regulatory authorities may fail to approve or find deficiencies with the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;
●	the FDA or comparable foreign regulatory authorities may inspect and find deficiencies at the clinical trial sites we use to conduct our clinical studies; and
●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

Prior to obtaining approval to commercialize a product candidate in the United States or in a foreign jurisdiction, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory agencies, that such product candidates are safe and effective for their intended uses. Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we believe the preclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities.

The FDA or comparable foreign regulatory bodies can delay, limit or deny approval of our product candidates or require us to conduct additional preclinical or clinical testing or abandon a program for many reasons, including:

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

Of the large number of drugs in development, only a small percentage successfully complete the regulatory approval processes and are commercialized. This lengthy approval process, as well as the unpredictability of future clinical trial results, may result in our failing to obtain regulatory approval to market IMC-1, IMC-2 or another product candidate, which would significantly harm our business, results of operations and prospects.

In addition, the FDA or the applicable comparable foreign regulatory agency also may approve a product candidate for a more limited indication or patient population than we originally requested, the FDA or applicable foreign regulatory agency may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate, or may require warnings, other safety-related labeling information, or impose post-market safety requirements, including distribution restrictions, that negatively impact the commercial potential of the drug. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

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

The results of preclinical studies, early clinical trials or analyses of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. In addition, conclusions based on promising data from analyses of clinical results may be shown to be incorrect when implemented in prospective clinical trials. Even if our clinical trials for IMC-1 and IMC-2 are completed as planned, we cannot be certain that their results will support the safety and efficacy sufficient to obtain regulatory approval.

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

Serious adverse events or undesirable side effects caused by IMC-1, IMC-2 or any other product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Results of any clinical trial we conduct could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Patients treated with IMC-1 in our Phase 2a and Phase 2b studies discontinued their participation due to adverse events at a rate lower than patients treated with placebo. The most common adverse events IMC-1 patients experienced (other than COVID-19 infection) were gastrointestinal events and headache at rates less than 5%. There were three serious adverse events observed in the Phase 2a study, two on patients treated with IMC-1, and one for a placebo treated patient. In the larger Phase 2b study, there were three serious adverse events that occurred in two patients, both of whom were treated with placebo.

If unacceptable side effects arise in the development of our product candidates, we, the FDA or the IRBs at the institutions in which our studies are conducted, or the DSMB, if constituted for our clinical trials, could recommend a suspension or termination of our clinical trials, or the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of a product candidate for any or all targeted indications. In addition, drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete a trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

The market opportunities for IMC-1 or IMC-2, if approved, may be smaller than we anticipate.

We are developing IMC-1 for the treatment of FM and IMC-2 for the treatment of LC. Our estimates of market potential have been derived from a variety of sources, including scientific literature, patient foundations and primary and secondary market research, and may prove to be incorrect. Even if we obtain significant market share for any product candidate, if approved, if the potential target populations are small, we may never achieve profitability without obtaining marketing approval for additional indications.

We have never obtained marketing approval for a product candidate and we may be unable to obtain, or may be delayed in obtaining, marketing approval for any of our product candidates.

We have never obtained marketing approval for a product candidate. It is possible that the FDA may refuse to accept for substantive review any NDAs that we submit for our product candidates or may conclude after review of our data that our application is insufficient to obtain marketing approval of our product candidates. If the FDA does not accept or approve our NDAs for our product candidates, it may require that we conduct additional clinical, preclinical or manufacturing validation studies and submit that data before it will reconsider our applications. Depending on the extent of these or any other FDA-required studies, approval of any NDA that we submit may be delayed or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve our NDAs.

Any delay in obtaining, or an inability to obtain, marketing approvals would prevent us from commercializing our product candidates, generating revenues and achieving and sustaining profitability. If any of these outcomes occur, we may be forced to abandon our development efforts for our product candidates, which could significantly harm our business.

Even if we obtain FDA approval for IMC-1, IMC-2 or any other product candidates in the United States, we may never obtain approval for or commercialize IMC-1, IMC-2 or any other product candidate in any other jurisdiction, which would limit our ability to realize their full global market potential.

In order to market any products in any particular jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy. Approval by the FDA in the United States does not ensure approval by regulatory authorities in other jurisdictions. However, the failure to obtain approval in one jurisdiction may negatively impact our ability to obtain approval elsewhere. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country.

Approval processes vary between jurisdictions and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and increased costs for us and require additional preclinical studies or clinical trials which could be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. We do not have any product candidates approved for sale in any jurisdiction, including in international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of any product we develop will be unrealized.

Even if we obtain regulatory approval for IMC-1, IMC-2 or any other product candidate, we will still face extensive and ongoing regulatory requirements and obligations and any product candidates, if approved, may face future development and regulatory difficulties.

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising and promotional activities for such product, among other things, will be subject to extensive and ongoing requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and drug listing requirements, continued compliance with current Good Manufacturing Practice, or cGMP, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping and Good Clinical Practice, or GCP, requirements for any clinical trials that we conduct post-approval.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or in foreign jurisdictions. For example, certain policies of the current presidential administration may impact our business and industry. Namely, the current presidential administration has taken several executive actions, including the issuance of a number of executive orders, which could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict how these executive actions will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

We may seek a Breakthrough Therapy designation for IMC-1 or IMC-2 from the FDA. However, we might not receive such designation, and even if we do, such designation may not lead to a faster development or regulatory review or approval process.

We may seek a Breakthrough Therapy designation for IMC-1, IMC-2 or one or more of our other product candidates. A Breakthrough Therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA may also be eligible for priority review if supported by clinical data at the time the NDA is submitted to the FDA.

Designation as a Breakthrough Therapy is within the discretion of the FDA. Accordingly, even if we believe that one of our product candidates meets the criteria for designation as a Breakthrough Therapy, the FDA may disagree and instead determine not to make such designation. Even if we receive Breakthrough Therapy designation, the receipt of such designation for a product candidate may not result in a faster development or regulatory review or approval process compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that the product candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

Potential product liability lawsuits against us could cause us to incur substantial liabilities and limit commercialization of any products that we may develop.

The use of IMC-1, IMC-2 or any other product candidates we may develop in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by patients, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse effects. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

●	impairment of our business reputation and significant negative media attention;
●	withdrawal of participants from our clinical trials;
●	significant costs to defend the litigation;
●	distraction of management’s attention from our primary business;
●	substantial monetary awards to patients or other claimants;
●	inability to commercialize IMC-1, IMC-2 or any other product candidate;
●	product recalls, withdrawals or labeling, marketing or promotional restrictions;
●	decreased market demand for any product; and
●	loss of revenue.

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

The biopharmaceutical and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. Our success is highly dependent on our ability to acquire, develop, and obtain marketing approval for new products on a cost-effective basis and to market them successfully. If either or both of IMC-1 or IMC-2 is approved, we will face intense competition from a variety of businesses, including large, fully integrated pharmaceutical companies, specialty pharmaceutical companies and biopharmaceutical companies in the United States and other jurisdictions. These organizations may have significantly greater resources than we do and may conduct similar research; seek patent protection; and establish collaborative arrangements for research, development, manufacturing and marketing of products that may compete with us.

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

Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel; establishing clinical trial sites and patient registration; and in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are more effective, have fewer or less severe side effects, or are more convenient or are less expensive. Our competitors may also obtain FDA or other regulatory approval for their product candidates more rapidly than we may obtain approval for ours, which could result in our competitors establishing or strengthening their market position before we are able to enter the market.

We may face early generic competition for IMC-1, IMC-2 or any other products we successfully develop and market.

Pharmaceutical companies developing novel products face intense competition from generic drug manufacturers who aggressively seek to challenge patents and non-patent exclusivities for branded products, and who are able to use much less-onerous product development and FDA approval pathways for their generic products. Both of the active ingredients of IMC-1, famciclovir and celecoxib, and IMC-2, valacyclovir and celecoxib, are marketed in numerous FDA-approved single-ingredient generic products that copy the original brand name products containing those active ingredients, indicating that numerous potential generic competitors have successfully developed formulation and manufacturing processes to make finished drug products of the individual components of IMC-1 and IMC-2 using these ingredients. Such generic competitors could apply those processes to develop equivalent generic versions of IMC-1 or IMC-2. Under FDA’s generic drug approval processes, described in more detail in the section titled “Hatch-Waxman and Generic Competition,” we do not believe that either IMC-1 or IMC-2 would be eligible for the 5-year NCE Exclusivity period, because both active ingredients have previously been approved by FDA in other branded drug products, although either or both of IMC-1 or IMC-2 may qualify for a 3-year exclusivity period during which no generic version could be approved. As discussed elsewhere herein, we have procured several patents that we believe cover IMC-1 and would be eligible for listing in FDA’s Orange Book, and as such would require any proposed generic competitor to IMC-1 or IMC-2 seeking FDA approval prior to the expiration of such patents to submit a Paragraph IV Certification alleging that our patent(s) are invalid, unenforceable, or would not be infringed by the marketing of the proposed generic product. Such a Paragraph IV ANDA could be submitted to the FDA at any time after approval of the IMC-1 or IMC-2 NDA, but if we file a patent infringement action against such a generic challenger within 45 days of receiving the required notification of such Paragraph IV filing, FDA would be barred from approving the generic version for typically 30 months from the date of our receipt of the notification. This 30-Month Stay, however, may be shortened if the court earlier decides that our patents are in fact invalid, unenforceable, or would not be infringed. Even if the litigation is not concluded at the end of the 30-Month Stay, FDA may still grant final approval of the generic application, and the applicant would be able to choose to launch its product, absent a court-ordered injunction, but at the risk of becoming liable to us for monetary infringement damages, including potentially treble damages, if we ultimately prevail in the litigation.

IMC-1 uses novel dosage strengths of both famciclovir and celecoxib, and IMC-2 uses novel dosage strengths of valacyclovir and celecoxib, neither of which dosage strengths have been approved by FDA for other products. Thus, there are no currently approved single-ingredient generic products that could readily be prescribed in combination as a direct equivalent substitute for IMC-1 or IMC-2. However, physicians are lawfully able to prescribe drugs for unapproved uses and in unapproved strengths, and it is possible that some physicians could seek to prescribe separately approved generic versions of these drugs in combination as a treatment for FM, LC or other proposed indications for IMC-1 or IMC-2, in an attempt to lower the costs to their patients.

The successful commercialization of IMC-1, IMC-2 and any other product candidate we develop will depend in part on the extent to which governmental authorities and health insurers establish adequate coverage, reimbursement levels, and pricing policies. Failure to obtain or maintain coverage and adequate reimbursement for our product candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue.

The availability and adequacy of coverage and reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford prescription medications such as IMC-1 or IMC-2, if approved. Our ability to achieve acceptable levels of coverage and reimbursement for products by governmental authorities, private health insurers and other organizations will have an effect on our ability to successfully commercialize our drug and any other product candidates we develop. Assuming we obtain coverage for our product candidates by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. We cannot be sure that coverage and reimbursement in the United States or elsewhere will be available for our product candidates or any product that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.

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

Even if IMC-1, IMC-2 or any other product candidate we develop receives marketing approval, it may fail to achieve market acceptance by physicians, patients, third-party payors or others in the medical community necessary for commercial success.

If IMC-1, IMC-2 or any other product candidate we develop receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If it does not achieve an adequate level of acceptance, we may not generate significant product revenues or become profitable. The degree of market acceptance of our product candidates, if approved, will depend on a number of factors, including but not limited to:

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

If we are unable to establish sales, marketing and distribution capabilities either on our own or in collaboration with third parties, we may not be successful in commercializing IMC-1 or IMC-2, if approved.

We do not have any infrastructure for the sales, marketing or distribution of IMC-1 or IMC-2, or compliance functions related to such activities, and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market and successfully commercialize any of our product candidates that receive regulatory approval, we must build our sales, distribution, marketing, managerial, compliance, and other non-technical capabilities or make arrangements with third parties to perform these services. We expect to build a focused sales, distribution and marketing infrastructure to market IMC-1 and/or IMC-2, if approved, in the United States and potential other major markets. There are significant expenses and risks involved with establishing our own sales, marketing and distribution capabilities, including our ability to hire, retain and appropriately incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, oversee the compliance of sales and marketing functions, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing, distribution and compliance capabilities could delay any product launch, which would adversely impact the commercialization of that product. For example, if the commercial launch of IMC-1 and/or IMC-2 for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

We do not anticipate having the resources in the foreseeable future to allocate to the sales and marketing of our product candidates, if approved, in certain markets overseas. Therefore, our future success will depend, in part, on our ability to enter into and maintain collaborative relationships for such capabilities, the collaborator’s strategic interest in a product and such collaborator’s ability to successfully market and sell the product. We intend to pursue collaborative arrangements regarding the sale and marketing of our product candidates, if approved, for certain markets overseas; however, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or if able to do so, that they will have effective sales forces. To the extent that we depend on third parties for marketing and distribution, any revenues we receive will depend upon the efforts of such third parties, and there can be no assurance that such efforts will be successful.

If we are unable to build our own sales force or negotiate a collaborative relationship for the commercialization of IMC-1 and/or IMC-2, we may be forced to delay the potential commercialization of the drug or reduce the scope of our sales or marketing activities. If we need to increase our expenditures to fund commercialization activities for IMC-1 and/or IMC-2 we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all. We may also have to enter into collaborative arrangements for IMC-1 or IMC-2 at an earlier stage than otherwise would be ideal and we may be required to relinquish rights to it or otherwise agree to terms unfavorable to us. Any of these occurrences may have an adverse effect on our business, operating results and prospects.

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

We currently rely on third-party contract manufacturing organizations, or CMOs, for the production of clinical supply of IMC-1 and IMC-2 and intend to rely on CMOs for the production of commercial supply of IMC-1 and IMC-2, if approved. Our dependence on CMOs may impair the development and commercialization of the drug, which would adversely impact our business and financial position.

We have limited personnel with experience in manufacturing, and we do not own facilities for manufacturing. Instead, we rely on and expect to continue to rely on CMOs for the supply of cGMP grade clinical trial materials and commercial quantities of IMC-1, IMC-2 and any product candidates we develop, if approved. Reliance on CMOs may expose us to more risk than if we were to manufacture our product candidates ourselves. We intend to have manufactured a sufficient clinical supply of IMC-1 and IMC-2 drug substance to enable us to complete our clinical trials, and we have also engaged a CMO to provide clinical and commercial supply of the drug product.

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

We and our CROs will be required to comply with the GLP requirements for our preclinical studies and GCP requirements for our clinical trials, which are regulations and guidelines enforced by the FDA and are also required by comparable foreign regulatory authorities. Regulatory authorities enforce GCP requirements through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. There can be no assurance that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements. In addition, our clinical trials must be conducted with product produced under cGMP requirements. Accordingly, if our CROs fail to comply with these requirements, we may be required to repeat clinical trials, which would delay the regulatory approval process.

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

Risks Related to Healthcare Laws and Other Legal Compliance Matters

Enacted and future healthcare legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates, if approved, and may affect the prices we may set.

In the United States and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or the ACA, substantially changed the way healthcare is financed by both the government and private insurers and continues to significantly impact the U.S. pharmaceutical industry. Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA. Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. It is unclear how future litigation or healthcare initiatives at the U.S. federal and state levels will impact our business, financial condition and results of operations. Complying with any new legislation or changes in healthcare regulation could be time consuming and expensive, resulting in a material adverse effect on our business.

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

As of December 31, 2023, we had U.S. federal net operating loss carryforwards, or NOLs, of approximately $26.5 million and Georgia and Florida state NOLs of approximately $33.7 million and $0.9 million, respectively. These net operating losses can be carried forward and applied against future taxable income, if any. A full allowance for the value of the NOLs is provided for in our audited financial statements for the year of December 31, 2023 included in this Annual Report on Form 10-K. We cannot guarantee what the ultimate outcome or amount of the benefit we may receive from the NOLs, if any, will be. If we become profitable in the future, our ability to use net operating loss carryforwards and other tax attributes to offset future taxable income or reduce taxes may be subject to limitations.

Risks Related to Our Intellectual Property

Our patents may be challenged in courts or in patent offices which could result in the invalidation, narrowing or unenforceability of our patents and our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

There is no assurance that all the potentially relevant prior art relating to our patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue and even if such patents further cover IMC-1, IMC-2 or any future product candidate, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, invalidated, or held unenforceable. Any successful opposition to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any product candidates that we may develop. Further, if we encounter delays in regulatory approvals, the period during which we could market a product candidate under patent protection could be reduced.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in patent claims being narrowed, invalidated, held unenforceable, in whole or in part, or reduced in term. Such a result could limit our ability to stop others from using or commercializing similar or identical technology and products. Moreover, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. While various extensions may be available, the life of a patent is limited. Without patent protection for our current or future product candidates, we may be open to competition from generic versions of such products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

We may become subject to third parties’ claims alleging infringement of their patents and proprietary rights, or we may need to become involved in lawsuits to protect or enforce our patents, which could be costly, time consuming, delay or prevent the development and commercialization of our product candidates or put our patents and other proprietary rights at risk.

Our commercial success depends, in part, upon our ability to develop, manufacture, market and sell our product candidates without alleged or actual infringement, misappropriation or other violation of the patents and proprietary rights of third parties. Litigation relating to infringement or misappropriation of patent and other intellectual property rights in the pharmaceutical and biotechnology industries is common, including patent infringement lawsuits, interferences, oppositions and reexamination proceedings before the USPTO and corresponding foreign patent offices. The various markets in which we plan to operate are subject to frequent and extensive litigation regarding patents and other intellectual property rights. In addition, many companies in intellectual property-dependent industries, including the biotechnology and pharmaceutical industries, have employed intellectual property litigation as a means to gain an advantage over their competitors. Numerous U.S., EU and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing product candidates. Some claimants may have substantially greater resources than we do and may be able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, patent holding companies that focus solely on extracting royalties and settlements by enforcing patent rights may target us. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the intellectual property rights of third parties.

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

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from competitive medications, including generic medications. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

●	others may be able to make products that are similar to IMC-1, IMC-2 or our future product candidates but that are not covered by the claims of the patents that we own or license from others;
●	others may independently develop similar or alternative technologies or otherwise circumvent any of our technologies without infringing our intellectual property rights;
●	we or any of our collaborators might not have been the first to conceive and reduce to practice the inventions covered by the patents or patent applications that we own, license or will own or license;
●	we or any of our collaborators might not have been the first to file patent applications covering certain of the patents or patent applications that we or they own or have obtained a license, or will own or will have obtained a license;
●	it is possible that our pending patent applications will not lead to issued patents;
●	issued patents that we own may not provide us with any competitive advantage, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;
●	our competitors might conduct research and development activities in countries where we do not have patent rights, or in countries where research and development safe harbor laws exist, and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
●	ownership of our patents or patent applications may be challenged by third parties; and
●	the patents of third parties or pending or future applications of third parties, if issued, may have an adverse effect on our business.

Our reliance on third parties requires us to share our trade secrets, which increases the possibility that our trade secrets will be misappropriated or disclosed, and confidentiality agreements with employees and third parties may not adequately prevent disclosure of trade secrets and protect other proprietary information.

We consider proprietary trade secrets or confidential know-how and unpatented know-how to be important to our business. We may rely on trade secrets or confidential know-how to protect our technology,

especially where patent protection is believed by us to be of limited value. Because we expect to rely on third parties to manufacture IMC-1, IMC-2 and any future product candidates, and we expect to collaborate with third parties on the development of IMC-1, IMC-2 and any future product candidates, we must, at times, share trade secrets with them. We also conduct joint research and development programs that may require us to share trade secrets under the terms of our research and development partnerships or similar agreements. However, trade secrets or confidential know-how can be difficult to maintain as confidential.

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

A third party may hold intellectual property, including patent rights that are important or necessary to the development or commercialization of IMC-1, IMC-2 or our future product candidates. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize IMC-1, IMC-2 or our future product candidates, in which case we would be required to obtain a license from these third parties. Such a license may not be available on commercially reasonable terms, or at all, which could materially harm our business. At this time, we are unaware of any intellectual property that interferes with ours or is complementary and needed to commercialize IMC-1 or IMC-2.

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

Our computer systems, as well as those of our CROs and other contractors and consultants, are vulnerable to damage from computer viruses, unauthorized access, natural disasters (including hurricanes), terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs. For example, the loss of preclinical or clinical trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of IMC-1, IMC-2 or any future product candidate could be delayed.

Risks Related to Our Common Stock

If we are unable to maintain listing of our common stock on the Nasdaq Capital Market or another national stock exchange, it may be more difficult for our stockholders to sell their shares of common stock.

Nasdaq requires issuers to comply with certain standards to remain listed on its exchange. On November 2, 2023, we received a delisting notice from Nasdaq as a result of the closing bid price of our common stock being below $1.00 per share for 30 consecutive business days. Our common stock may be involuntarily delisted from Nasdaq if we fail to regain compliance with the minimum closing bid price requirement of $1.00 per share. The notice has no immediate effect on the continued listing status of the Company’s common stock on the Nasdaq Capital Market, and, therefore, the Company’s listing remains fully effective.

However, if the Company fails to regain compliance with Nasdaq’s listing rules, it could be subject to suspension and delisting proceedings. If we are unable to maintain our listing on Nasdaq, it may become more difficult for our stockholders to sell our common stock in the public market. In addition, in the event the Company’s securities are delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in the Company’s securities, further limiting the liquidity of such securities. A determination that our common stock is a “penny stock” will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our common stock. Such delisting from The Nasdaq Capital Market and continued or further declines in the Company’s share price could also greatly impair our ability to raise additional necessary capital through equity or debt financing, and could significantly increase the ownership dilution to stockholders caused by our issuing equity in financing or other transactions. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities.

The market price of our common stock is highly volatile, which could result in substantial losses for holders of our common stock.

The market price of our common stock is highly volatile and is subject to wide fluctuations in response to a variety of factors, including the following:

●	any delay in submitting an NDA and any adverse development or perceived adverse development with respect to the FDA’s review of that NDA;
●	failure to successfully develop and commercialize IMC-1, IMC-2 or any future product candidates;
●	inability to obtain additional funding;
●	regulatory or legal developments in the United States and other countries applicable to IMC-1, IMC-2 or any other product candidates;
●	adverse regulatory decisions;
●	changes in the structure of healthcare payment systems;
●	inability to obtain adequate product supply for IMC-1, IMC-2 or any other product candidate, or the inability to do so at acceptable prices;
●	introduction of new products, services or technologies by our competitors;
●	failure to meet or exceed financial projections we provide to the public;

●	failure to meet or exceed the estimates and projections of the investment community;
●	changes in the market valuations of companies similar to ours;
●	market conditions in the pharmaceutical and biotechnology sectors, and the issuance of new or changed securities analysts’ reports or recommendations;
●	announcements of significant acquisitions, strategic collaborations, joint ventures or capital commitments by us or our competitors;
●	significant lawsuits, including patent or shareholder litigation, and disputes or other developments relating to our proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
●	additions or departures of key scientific or management personnel;
●	sales of our common stock by us or our shareholders in the future;
●	trading volume of our common stock;
●	general economic, industry and market conditions; and
●	the other factors described in this “Risk Factors” section.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Our use of information systems for using, transmitting and storing data is a vital aspect of our business operations. Information systems can be vulnerable to a range of cybersecurity threats that could potentially have a material impact on our business strategy, results of operations and financial condition.

Cybersecurity Risk Management and Strategy. The Company actively maintains a cyber-risk management program. Cybersecurity is a key category within our risk management program, and our cybersecurity risk management is intended to assist in assessing, identifying, and managing material risks from cybersecurity threats to the Company’s information systems. This integration of cybersecurity into the Company’s overall enterprise risk management program is to ensure that cybersecurity considerations are included in decision-making processes throughout the Company.

Our cybersecurity program is designed to safeguard against evolving and increasingly sophisticated cybersecurity threats by helping to prevent, detect, mitigate and respond to cyber-attacks. Our approach consists of, among other things, cybersecurity threat and vulnerability prevention, detection, mitigation and remediation of potential cybersecurity risks. We employ cybersecurity intrusion detection systems and continuous monitoring, in order to help defend against unauthorized access. Identity-based access management also serves an integral role of our cybersecurity strategy and involves access controls and identity authentication requirements. Access to the Company’s data is monitored and controlled according to access control policies. Data protection and privacy practices, including data loss prevention, help to safeguard sensitive information.

The Audit Committee of our Board of Directors is responsible for oversight of the Company’s cyber-risk management program and management’s role is to assist the Audit Committee in identifying and considering material cybersecurity risks, ensure implementation of management and employee level cybersecurity practices and training and provide the Audit Committee with regular reports regarding any cybersecurity attacks or vulnerabilities. As of the date of this Annual Report on Form 10-K, the Company has not experienced any cybersecurity attacks.

The Company also requires our employees to participate in cybersecurity training and awareness programs. In particular, we have determined that the most significant cybersecurity risk to our organization is social engineering schemes such as phishing schemes. All employees receive training twice a year in identifying and stopping social engineering cyber-attacks. The Company’s employees are expected to help safeguard the Company’s information systems and to assist in the discovery and reporting of cybersecurity incidents. These programs are intended to decrease cybersecurity risks associated with human error and foster a culture of cybersecurity consciousness.

Our cybersecurity program is periodically evaluated against established quantifiable goals and other external benchmarks. This evaluation is carried out through periodic internal and external risk assessments and compliance audits. The third parties that the Company engages in order to conduct these evaluations, assessments and audits, including our third-party internal audit vendor, Crowe LLP, also advise us on the effectiveness of our cybersecurity processes and assist the Company in remediating any identified vulnerabilities and implementing any recommended measures to improve our cybersecurity defenses.

In addition to monitoring cybersecurity threats to the Company’s information systems, the Company’s vendor risk management practices are intended to help monitor, mitigate and prevent cybersecurity risks from external sources. We operate as a virtual company and maintain vital information, including financial and payroll information, on servers owned and maintained by our vendors. As such, we rely on the internal controls of our third party vendors to protect our vital information. We obtain and review reports on the internal controls of our vendors on an annual basis to ensure that we believe their cybersecurity procedures are adequate and to confirm that there have been no data breaches affecting our information. For certain third-party providers we deem critical to our operations, we also obtain and review System and Organization Controls reports at the beginning of an engagement, as well as on an ongoing basis, in order to assess their cybersecurity preparedness.

To date, the risks from cybersecurity threats, including as a result of any previous immaterial cybersecurity incidents, have not materially affected, or are reasonably likely to materially affect, our business strategy, results of operations, or financial condition. While the Company maintains cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured. For more information regarding the risks the Company faces from cybersecurity threats, see “Risk Factors––Risks Related to Our Intellectual Property––Our proprietary information may be lost, or we may suffer security breaches.”

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

On November 2, 2023, Virios Therapeutics, Inc. (the “Company”) received a letter (the “Notice”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for the previous 30 consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”). The Notice has no effect at this time on the Company’s common stock, which continues to trade on The Nasdaq Capital Market under the symbol “VIRI”.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided an initial period of 180 calendar days, or until May 1, 2024 (the “Compliance Date”), to regain compliance with the Bid Price Requirement. If, at any time before the Compliance Date, the bid price for the Company’s common stock closes at $1.00 or more for a minimum of 10 consecutive business days, the Staff will provide written notification to the Company that it has regained compliance with the Bid Price Requirement, unless the Staff exercises its discretion to extend this 10-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H).

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

Holders of Record

As of February 26, 2024, there were approximately 131 holders of record of shares of our common stock. This number does not reflect the beneficial holders of our common stock who hold shares in street name through brokerage accounts or other nominees.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended December 31, 2023. For the year ended December 31, 2023, there were 478,625 underwriters warrants exercised. As a result, 192,951 shares of common stock were surrendered at fair value to satisfy the exercise price and 285,674 shares of common stock were issued. The surrendered shares are shown as treasury stock at a cost of $299,110 in stockholders’ equity.

For a full discussion of underwriters warrants see Note 8 to the Financial Statements included in this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

We did not issue any equity securities during the year ended December 31, 2023 that were not registered under the Securities Act and that have not otherwise been described in a Quarterly Report on Form 10-Q or a Periodic Report on Form 8-K.

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

Overview

We are a development-stage biotechnology company focused on advancing novel antiviral therapies to treat diseases associated with a viral triggered abnormal immune response such as FM and LC. Overactive immune response related to activation of tissue resident herpesvirus has been postulated to be a potential root cause of chronic illnesses such as FM, IBS, LC, chronic fatigue syndrome and other functional somatic syndromes, all of which are characterized by a waxing and waning manifestation of disease, often triggered by events which compromise the immune system. While not completely understood, there is general agreement in the medical community that activation of the herpesvirus is triggered by some form of environmental and/or health stressor. Our lead product candidates, IMC-1 and IMC-2, are novel, proprietary, fixed dose combinations of anti-herpes antivirals and celecoxib. IMC-1 is a novel combination of famciclovir and celecoxib intended to synergistically suppress herpesvirus activation and replication, with the end goal of reducing viral mediated disease burden. IMC-2 is a combination of valacyclovir and celecoxib that like IMC-1, is intended to synergistically suppress herpesvirus activation and replication with a more specific activity against the Epstein-Barr virus (herpesvirus HHV-4).

IMC-1 and IMC-2 combine two specific mechanisms of action purposely designed to inhibit herpesvirus activation and replication, thereby keeping the herpesvirus in a latent (dormant) state or “down-regulating” the herpesvirus from a lytic (active) state back to latency. The famciclovir component of IMC-1 and the valacyclovir component of IMC-2 inhibit viral DNA replication. The celecoxib component of IMC-1 and IMC-2 inhibits cyclooxegenase-2 (COX-2) and to a lesser degree cyclooxegenase-1 (COX-1) enzymes which are, used by the herpesvirus to amplify or accelerate its own replication. We are unaware of any other antivirals currently in development for the treatment of FM or related conditions. We believe this novel approach was a germane consideration in the FDA designating IMC-1 for fast-track review status for the treatment of FM. IMC-1 has also been granted a synergy patent based on the fact that neither of the individual components has proven effective in the management of FM, yet the combination therapy generated a result that is greater than the sum of its parts.

Our novel combination antiviral approach (combining a viral DNA polymerase inhibitor + a COX-2 inhibitor) delivers clinical benefits for patients suffering from diseases with a suspected viral mediated catalyst, including FM and LC. We have received FDA feedback on our proposal to advance IMC-1 into Phase 3 development for the treatment of FM.

In July 2023, the Company received positive data from an exploratory, open-label, proof of concept study in LC funded by an unrestricted grant provided to the BHC. BHC enrolled female patients diagnosed with LC illness, otherwise known as PASC.  Patients treated with a combination of Val/Cel exhibited clinically and statistically significant improvements in fatigue, pain, and symptoms of autonomic dysfunction as well as ratings of general well-being related to LC when treated open-label for 14 weeks, as compared to a control cohort of female LC patients matched by age and length of illness and treated with routine care. The statistically significant improvements in PASC symptoms and general health status were particularly encouraging given that the mean duration of LC illness was two years for both the treated and control cohort prior to enrollment in this study. Based on these data, the Company met with the FDA to discuss opening an investigational new drug application to formally assess treatment of symptoms associated with PASC using IMC-2. In December 2023, we received FDA feedback on our proposed Phase 2b study and project to commence this trial in the second half of 2024, contingent upon securing funding for the program.

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

In August 2023, we signed an unrestricted grant research agreement with BHC to conduct a second, investigator-initiated, randomized, double-blinded, placebo-controlled study of LC with IMC-2. Patient enrollment for this study began in the fourth quarter of 2023 with results projected to be available in the second half of 2024. BHC is a non-profit, interdisciplinary Center of Excellence advancing the diagnosis and treatment of chronic fatigue disorders including myalgic encephalomyelitis/chronic fatigue syndrome, FM, post-viral syndromes, and related comorbidities.

We have not generated revenues and have incurred losses since inception. Our net losses were $5,296,015 and $12,247,834 for the years ended December 31, 2023 and 2022, respectively, and our accumulated deficit at December 31, 2023 was $61,469,222. We expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue to develop and seek regulatory approvals for our product candidates. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability.

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

Our research and development expenses in 2023 primarily related to carryover costs associated with completing the final reports for the Company’s FORTRESS (Fibromyalgia Outcome Research Trial Evaluating Synergistic Suppression of HSV-1) study for the treatment of FM and the chronic toxicology program; regulatory consulting for an investigational new drug application to formally access IMC-2 as a treatment for symptoms associated with LC; continued salaries and benefits; grants to the Bateman Horne Center for investigator-sponsored studies in LC; the manufacturing and development of an updated IMC-1 formulation for a proposed pharmacokinetic/food effect study and the manufacturing and development of an IMC-2 formulation for a proposed Phase 2b study in LC.

As we initiate our proposed Phase 2 program in LC and when and if we initiate our Phase 3 program in FM, we expect our research and development expenses to increase. These expenditures are subject to numerous uncertainties regarding timing and cost to completion. Completion of our clinical development and clinical trials may take several years or more. Because of the numerous risks and uncertainties associated with product development, we cannot determine with certainty the duration and completion costs of the current or future studies and clinical trials or if, when, or to what extent we will generate revenues from the commercialization and sale of our product candidates. We may never succeed in achieving regulatory approval for our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

●	successful enrollment in, and completion of, clinical trials;
●	successful completion of Investigational New Drug-enabling activities;
●	receipt of marketing approvals from applicable regulatory authorities;
●	making arrangements with third-party manufacturers or establishing our own commercial manufacturing capabilities;
●	obtaining and maintaining patent and trade secret protection and non-patent exclusivity;
●	launching commercial sales of IMC-1 or IMC-2, if approved, whether alone or in collaboration with others;
●	acceptance of IMC-1 or IMC-2, if approved, by patients, the medical community and third-party payors;
●	effectively competing with other therapies and treatment options;
●	a continued acceptable safety profile following approval;
●	enforcing and defending intellectual property and proprietary rights and claims; and

●	achieving desirable medicinal properties for the intended indications.

A change in the outcome of any of these factors could mean a significant change in the costs and timing associated with the development of our current and future product candidates. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development, or if we experience significant delays in execution of or enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development. We expect our research and development expenses to increase for the foreseeable future as we continue the development of our product candidates.

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

Other Income

Other income consists of interest income earned on cash in a money market account.

Related Parties

The Company uses Gendreau Consulting, LLC (“Gendreau”), a consulting firm, for drug development, clinical trial design, and planning, implementation and execution of contracted activities with CROs. Gendreau’s managing member became the Company’s Chief Medical Officer (“CMO”) effective January 1, 2021. The Company has and may continue to contract the services of the CMO’s spouse through Gendreau to perform certain activities in connection with the Company’s clinical programs.

For a full discussion of related party transactions see Note 7 to the Financial Statements included in this Annual Report on Form 10-K.

Income Taxes

As of December 31, 2023, the Company has U.S. federal net operating loss carryforwards of approximately $26,496,000, which have an indefinite carryforward and Georgia and Florida state net operating loss carryforwards of approximately $33,700,000 and $851,086, respectively, which have a twenty-year carryforward and begin expiring in 2037. These net operating losses can be carried forward and applied against future taxable income, if any. As the Company was incorporated in December 2020, all tax years of the Company remain open to examination by tax authorities.

The Company has recorded a full valuation allowance against its net deferred tax assets as of December 31, 2023 and 2022 because the Company has determined that it is more likely than not that these assets will not be fully realized due to historic net operating losses incurred. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible.

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

Results of Operations

Operating expenses and other (expense) income were comprised of the following:

	Year Ended
	December 31,
	2023	2022
Operating expenses:
Research and development	$1,728,078	$8,069,628
General and administrative	3,718,841	4,245,681
Total operating expenses	$5,446,919	$12,315,309

Other income:
Interest income	150,904	67,475
Total other income	150,904	67,475
Loss before income taxes	$(5,296,015)	$(12,247,834)

Years Ended December 31, 2023 and 2022

Research and Development Expenses

Research and development expenses decreased by $6.4 million to $1.7 million for the year ended December 31, 2023 from $8.1 million for the year ended December 31, 2022. The decrease was primarily due to decreases in expenses for clinical trials of $5.5 million, toxicology studies of $0.6 million, drug development and manufacturing costs of $0.1 million and salaries and related personnel costs of $0.3 million partially offset by an increase in regulatory consulting of $0.1 million.

General and Administrative Expenses

General and administrative expenses decreased by $0.5 million to $3.7 million for the year ended December 31, 2023 from $4.2 million for the year ended December 31, 2022. This decrease was primarily due to a decrease in costs associated with being a public company of $0.5 million.

Other Income

Other income increased by $0.1 million to $0.2 million in income for the year ended December 31, 2023 from $0.1 million for the year ended December 31, 2022. The increase in other income was due to an increase in interest income of $0.1 million as a result of higher interest rates paid on our money market account in 2023 versus 2022.

Liquidity and Capital Resources

Since our inception, we have financed our operations through public offerings of common stock and proceeds from private placements of membership interests and convertible promissory notes. To date, we have not generated any revenue from the sale of products and we do not anticipate generating any revenue from the sales of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of December 31, 2023, our principal source of liquidity was our cash, which totaled $3.3 million.

Equity Financings

In July 2023, we entered into a Capital on DemandTM Sales Agreement (the “Sales Agreement”) with JonesTrading Institutional Services LLC (“JonesTrading”) under which we could issue and sale shares of our common stock, from time to time, through JonesTrading, acting as sales agent or principal, up to an aggregate offering price of up to $6,700,000 in which is commonly referred to as an “at-the-market” (“ATM”) program. During the three months ended September 30, 2023, we sold 641,873 shares of our common stock under the ATM program at a weighted-average gross sales price of approximately $2.11 per share and raised $1,355,090 of gross proceeds. The total commissions and related legal and accounting fees were approximately $198,650, and we received net proceeds of approximately $1,156,440. In August 2023, we terminated the Sales Agreement. As of December 31, 2023, there was no ATM program in place.

On September 22, 2022, we closed an underwritten public offering raising gross proceeds of $5.0 million and net proceeds of approximately $4.5 million, after deducting underwriting discounts, commissions and offering expenses.

Debt Financings

There were no debt financings during the years ended December 31, 2023 and 2022. There was no debt outstanding at December 31, 2023 and 2022.

Future Capital Requirements

We estimate our current cash of $3.3 million at December 31, 2023 is not sufficient to fund operating expenses and capital requirements for at least the next 12 months. The Company will need to raise additional capital within the next six to eight months to remain a going concern and to further advance clinical development and to commercially develop its product candidates. Currently, the planned research and development activities for the next year include a potential submission of an investigational new drug (“IND”) application to formally access IMC-2 as a treatment for the symptoms associated with Long-COVID; purchase of API; continued prototype development of IMC-2 to be used for the Phase 2 Long-COVID study; continued salaries and benefits; and ongoing provision of the grant to the BHC to execute their double-blinded, placebo controlled investigator-sponsored study of Long-COVID with the combination of Val/Cel which is expected to read out in mid-2024.

We expect to raise additional capital to complete clinical development of and to commercially develop our product candidates. We will need to finance our cash needs through public or private equity offerings, debt financings, collaboration and licensing arrangements or other financing alternatives. To the extent that we raise additional funds by issuing equity securities, our shareholders will experience dilution. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs. As a result, substantial doubt exists regarding our ability to continue as a going concern 12 months from the filing of this Annual Report on Form 10-K. Failure to secure the necessary financing in a timely manner and on favorable terms could have a material adverse effect on the Company’s strategy and value and could require the delay of product development and clinical trial plans.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities.

	Years Ended
	December 31,
	2023	2022

Statement of Cash Flows Data:
Net cash (used in) provided by:
Operating activities	$(4,870,489)	$(11,467,797)
Financing activities	1,156,443	4,490,605
Decrease in cash	$(3,714,046)	$(6,977,192)

Years ended December 31, 2023 and 2022

Operating Activities

For the year ended December 31, 2023, net cash used in operations was $4.9 million and consisted of a net loss of $5.3 million and a net change in operating assets and liabilities of $0.2 million attributable to a decrease in accounts payable of $0.5 million and a decrease in accrued expenses of $0.2 million offset by a decrease in prepaid expenses of $0.5 million and non-cash items of $0.6 million attributable to share-based compensation.

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

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2023 was $1.2 million and was attributable to proceeds from the issuance and sale of common stock under the ATM program, net of commissions and other related expenses. In addition, there were 478,625 warrants cashless exercised. As a result, 192,951 shares of common stock were surrendered at fair value to satisfy the exercise price and 285,674 shares of common stock were issued.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors

Virios Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Virios Therapeutics, Inc. (the "Company") as of December 31, 2023 and 2022, the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred an accumulated deficit since inception, has not generated revenue from operations and does not expect to experience positive cash flows from operating activities in the near term. These conditions, along with other matters as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ FORVIS, LLP

Atlanta, Georgia

March 1, 2024

VIRIOS THERAPEUTICS, INC.

BALANCE SHEETS

	2023	2022

Assets
Current assets:
Cash	$3,316,946	$7,030,992
Prepaid expenses and other current assets	848,496	1,338,764
Total current assets	4,165,442	8,369,756
Total assets	$4,165,442	$8,369,756
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$111,913	$573,164
Accrued expenses	246,635	470,098
Total current liabilities	358,548	1,043,262
Total liabilities	358,548	1,043,262
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.0001 par value; 43,000,000 shares authorized; 19,450,888 and 19,257,937 shares issued and outstanding at December 31, 2023, respectively; and 18,330,390 shares issued and outstanding at December 31, 2022	1,926	1,833
Preferred stock, $0.0001 par value; 2,000,000 shares authorized, no shares issued and outstanding at December 31, 2023 and 2022	—	—
Additional paid-in capital	65,573,300	63,497,868
Accumulated deficit	(61,469,222)	(56,173,207)
	4,106,004	7,326,494
Less: Treasury stock, 192,951 shares of common stock at cost	(299,110)	—
Total stockholders' equity	3,806,894	7,326,494
Total liabilities and stockholders' equity	$4,165,442	$8,369,756

See accompanying notes to the financial statements.

VIRIOS THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

	Year Ended
	December 31,	December 31,
	2023	2022
Revenue	$—	$—

Operating expenses:
Research and development	1,728,078	8,069,628
General and administrative expenses	3,718,841	4,245,681
Total operating expenses	5,446,919	12,315,309

Loss from operations	(5,446,919)	(12,315,309)

Other income:
Interest income	150,904	67,475
Total other income	150,904	67,475

Loss before income taxes	(5,296,015)	(12,247,834)
Income tax provision	—	—

Net loss	$(5,296,015)	$(12,247,834)
Basic and diluted net loss per share	$(0.28)	$(1.11)
Weighted average number of shares outstanding – basic and diluted	18,776,790	11,070,116

See accompanying notes to the financial statements.

VIRIOS THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

						Total
	Common Stock		Additional	Accumulated	Treasury	Stockholders'
	Shares	Par	Paid-In Capital	Deficit	Stock	Equity
Balance, December 31, 2021	8,330,390	$833	$58,425,604	$(43,925,373)	$—	$14,501,064
Issuance of common shares in public offering, net of costs	10,000,000	1,000	4,489,605	—	—	4,490,605
Share-based compensation expense	—	—	582,659	—	—	582,659
Net loss	—	—	—	(12,247,834)	—	(12,247,834)
Balance, December 31, 2022	18,330,390	$1,833	$63,497,868	$(56,173,207)	$—	$7,326,494
Issuance of common shares under Sales Agreement, net of costs	641,873	64	1,156,379	—	—	1,156,443
Exercise of warrants	478,625	48	299,081	—	—	299,129
Shares surrendered in cashless warrant exercises	(192,951)	(19)	—	—	(299,110)	(299,129)
Share-based compensation expense	—	—	619,972	—	—	619,972
Net loss	—	—	—	(5,296,015)	—	(5,296,015)
Balance, December 31, 2023	19,257,937	$1,926	$65,573,300	$(61,469,222)	$(299,110)	$3,806,894

See accompanying notes to the financial statements.

VIRIOS THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(5,296,015)	$(12,247,834)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	619,972	582,659
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	490,268	429,739
(Decrease) increase in accounts payable	(461,251)	219,301
Decrease in accrued expenses	(223,463)	(451,662)
Net cash used in operating activities	(4,870,489)	(11,467,797)
Cash flows from financing activities
Proceeds from public offering of common stock, net of offering costs	—	4,490,605
Proceeds from issuance of shares on ATM, net of fees	1,156,443	—
Net cash provided by financing activities	1,156,443	4,490,605
Net decrease in cash	(3,714,046)	(6,977,192)
Cash, beginning of period	7,030,992	14,008,184
Cash, end of period	$3,316,946	$7,030,992

Non-cash financing transactions:
Reduction in equity for shares surrendered in cashless warrant exercises	$299,129	$—

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

The Company operates in one segment as a pre-revenue, development-stage biotechnology company focused on advancing novel antiviral therapies to treat diseases associated with a viral triggered abnormal immune response, such as fibromyalgia (“FM”) and Long-COVID (“LC”). Overactive immune response related to activation of tissue resident herpesvirus has been postulated to be a potential root cause of chronic illnesses such as FM, irritable bowel diseases, LC, chronic fatigue syndrome and other functional somatic syndromes, all of which are characterized by a waxing and waning manifestation of disease, often triggered by events which compromise the immune system. While not completely understood, there is general agreement in the medical community that activation of the herpesvirus is triggered by some form of environmental and/or health stressor. Our lead product candidates, IMC-1 and IMC-2, are novel, proprietary, fixed dose combinations of anti-herpes antivirals and celecoxib. IMC-1 is a novel combination of famciclovir and celecoxib intended to synergistically suppress herpesvirus activation and replication, with the end goal of reducing viral mediated disease burden. IMC-2 is a combination of valacyclovir and celecoxib that, like IMC-1, is intended to synergistically suppress herpesvirus activation and replication with a more specific activity against the Epstein-Barr virus (herpesvirus HHV-4). Both of these drug components are approved as independent treatments by the U.S. Food and Drug Administration (“FDA”) for other indications. IMC-1 and IMC-2 combine two specific mechanisms of action purposely designed to inhibit herpesvirus activation and replication, thereby keeping the herpesvirus in a latent (dormant) state or “down-regulating” the herpesvirus from a lytic (active) state back to latency. The famciclovir component of IMC-1 and the valacyclovir component of IMC-2 inhibit viral DNA replication. The celecoxib component of IMC-1 and IMC-2 inhibits cyclooxegenase-2 (COX-2) and to a lesser degree cyclooxegenase-1 (COX-1) enzymes, which are used by the herpesvirus to amplify or accelerate its own replication. These synergistic antiviral treatments represent first-in-class medicines intended specifically to inhibit both herpesvirus activation and subsequent replication, with the goal of keeping tissue resident herpesvirus in a latent state.

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

At-the-market Offering

On July 14, 2023, the Company entered into a Capital on DemandTM Sales Agreement (the “Sales Agreement”) with JonesTrading Institutional Services LLC (“JonesTrading”) relating to shares of common stock, par value $0.0001 per share. In accordance with the terms of the Sales Agreement, the Company could offer and sell shares of common stock having an aggregate offering price of up to $6,700,000 from time to time through JonesTrading, acting as sales agent or principal, in which is commonly referred to as an “at-

the-market” (“ATM”) program. On August 14, 2023, the Company announced a halt to sales under the Sales Agreement and on September 18, 2023, the Company announced the termination of the Sales Agreement with JonesTrading effective September 28, 2023. During the three months ended September 30, 2023, the Company sold 641,873 shares of common stock under the ATM program at a weighted-average gross sales price of approximately $2.11 per share and raised $1,355,090 of gross proceeds. The total commissions and related legal and accounting fees were approximately $198,650, and the Company received net proceeds of approximately $1,156,440.

Going Concern

Since its founding, the Company has been engaged in research and development activities, as well as organizational activities, including raising capital. The Company has not generated any revenues to date. As such, the Company is subject to all of the risks associated with any development-stage biotechnology company that has substantial expenditures for research and development. Since inception, the Company has incurred losses and negative cash flows from operating activities. The Company has funded its losses primarily through issuance of members’ interests, convertible debt instruments and issuances of equity securities. For the years ended December 31, 2023 and 2022, the Company incurred net losses of $5,296,015 and $12,247,834, respectively, and had net cash outflows used in operating activities of $4,870,489 and $11,467,797, respectively. As of December 31, 2023, the Company had an accumulated deficit of $61,469,222 and is expected to incur losses in the future as it continues its development activities.

In September 2022, the Company announced the top line results from its FORTRESS study in FM. Overall, the FORTRESS study did not achieve statistical significance on the prespecified primary efficacy endpoint of change from baseline to Week 14 in the weekly average of daily self-reported average pain severity scores comparing IMC-1 to placebo (p=0.302). However, based on post-hoc analysis of the FORTRESS data, “new” FM research patients who have not participated in prior FM clinical trials demonstrated statistically significant improvement on the primary endpoint of reduction in FM related pain versus placebo, irrespective of when they enrolled in the study. The Company believes focusing the forward development of IMC-1 on these “new” patients represents a viable and manageable path forward. The Company met with the Anesthesiology, Addiction Medicine and Pain Medicine division of the FDA in March 2023. In April 2023, the Company received initial feedback that the FDA is amenable to its proposed Phase 3 program, pending review of its final chronic toxicology program. In August 2023, the FDA informed the Company that its chronic toxicology program studies appear adequate to support the safety of IMC-1 at the dose proposed by the Company for chronic use. The Company is currently exploring partnership opportunities as the primary means by which to advance IMC-1 into Phase 3 development.

In July 2023, the Company received positive data from an exploratory, open-label, proof of concept study in Long-COVID funded by an unrestricted grant provided to the Bateman Horne Center (“BHC”). BHC enrolled female patients diagnosed with Long-COVID illness, otherwise known as Post-Acute Sequelae of COVID-19 infection (“PASC”). Patients treated with a combination of valacyclovir and celecoxib (“Val/Cel”) exhibited clinically and statistically significant improvements in fatigue, pain, and symptoms of autonomic dysfunction as well as ratings of general well-being related to Long-COVID when treated open-label for 14 weeks, as compared to a control cohort of female Long-COVID patients matched by age and length of illness and treated with routine care. The statistically significant improvements in PASC symptoms and general health status were particularly encouraging given that the mean duration of Long-COVID illness was two years for both the treated and control cohort prior to enrollment in this study. In December 2023, the Company received formal feedback from the FDA on the requirements for advancing IMC-2 as a treatment for the fatigue, orthostatic intolerance and other symptoms associated with Long-COVID illness.

As of the issuance date of these financial statements, cash is not sufficient to fund operating expenses and capital requirements for at least the next 12 months. The Company will need to raise additional capital within the next six to eight months to further advance clinical development and to commercially develop its product candidates. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date of these financial statements.

Currently, the planned research and development activities for the next year include a potential submission of an investigational new drug (“IND”) application to formally access IMC-2 as a treatment for the symptoms associated with Long-COVID; purchase of API; continued prototype development of IMC-2 to be used for the Phase 2 Long-COVID study; continued salaries and benefits; and ongoing provision of the grant to the BHC to execute their double-blinded, placebo controlled investigator-sponsored study of Long-COVID with the combination of Val/Cel which is expected to read out in mid-2024.

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

Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company operated as an Alabama limited liability company until its Corporate Conversion. Therefore, the Company passed through all income and losses to its members until this point. As of December 31, 2023 and 2022, the Company had a full valuation allowance against deferred tax assets.

The Company is subject to the provisions of ASC 740, Income Taxes. Under ASC 740, consideration is given to the recognition and measurement of tax positions that meet a “more-likely-than-not” threshold. A tax position is a position taken in a previously filed tax return or a position expected to be taken in a future that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions include the Company’s status as a pass-through entity until December 16, 2020 and as a corporation thereafter. The recognition and measurement of tax positions taken for various jurisdictions consider the amounts and probabilities of outcomes that could be realized upon settlement using the facts, circumstances, and information available at the reporting date. The Company has determined that it does not have any material unrecognized tax benefits or obligations as of December 31, 2023 and 2022. The Company recognizes interest and penalties related to uncertain tax positions, if any, in income tax expense. The Company is not currently under examination by the Internal Revenue Service or by state tax authorities and the Company’s tax year remains subject to examination by the tax authorities.

Basic and Diluted Net Income (Loss) per Share

Basic net loss per common share (“EPS”) is computed in accordance with U.S. GAAP. Basic EPS is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted EPS reflects potential dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if all potential common shares had been issued and were dilutive. However, potentially dilutive securities are excluded from the computation of diluted EPS to the extent that their effect is anti-dilutive. For the years ended December 31, 2023 and 2022, the Company had 1,943,647 and 1,924,397 options, respectively, and 193,875 and 672,500 warrants, respectively, to purchase common shares outstanding that were anti-dilutive.

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

Subsequent Event

On February 26, 2024, the Board approved the implementation, effective March 1, 2024, of a reduction in the annual salary for each of the Company's employees (the “Employee Salary Reduction”) and a reduction in the quarterly director fees and annual committee fees (the “Director Fee Reduction”) for each of the Company's non-executive directors. Simultaneously with the Employee Salary Reduction and the Director Fee Reduction, the Board granted stock options to employees and directors to purchase 353,106 and 22,669, respectively, of common stock under the Company’s Amended and Restated 2020 Equity Incentive Plan. The option grants will vest in full on the first anniversary of the grant date at an exercise price equal to the closing price of the Company’s common stock on the Nasdaq Capital Market on the grant date.

3.    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,	December 31,
	2023	2022
Prepaid insurance	$702,352	$1,165,634
Prepaid clinical research costs	133,819	154,510
Prepaid services	8,766	11,329
Other miscellaneous current assets	3,559	7,291
	$848,496	$1,338,764

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

5.    Accrued Expenses

Accrued expenses consist of the following:

	December 31,	December 31,
	2023	2022
Accrued interest on preferred members’ interests	$188,085	$188,085
Accrued director fees	31,000	31,000
Accrued professional fees	27,550	11,600
Accrued compensation	—	159,704
Accrued clinical research costs	—	78,349
Other miscellaneous accrued expenses	—	1,360
	$246,635	$470,098

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

7.    Related Parties

The Company uses Gendreau Consulting, LLC, a consulting firm (“Gendreau”), for drug development, clinical trial design and planning, implementation and execution of contracted activities with the clinical research organization. Gendreau’s managing member is the Company’s Chief Medical Officer (“CMO”). The Company may continue to contract the services of the CMO’s spouse through Gendreau to serve as the Company’s Medical Director and to perform certain activities in connection with the Company’s ongoing clinical development of its product candidates. During the years ended December 31, 2023 and 2022, the Company paid Gendreau $103,624 and $356,088, respectively, and had accounts payable of $0 and $21,000 to Gendreau as of December 31, 2023 and 2022, respectively.

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

9.   Share-Based Compensation

Equity Incentive Plan

On June 16, 2022, the stockholders of the Company approved the Amended and Restated 2020 Equity Incentive Plan (the “Plan”) to increase the total number of shares of common stock reserved for issuance under the Plan by 1,250,000 shares to 2,062,500 total shares issuable under the Plan. As of December 31, 2023 and 2022, 411,353 and 430,603 shares, respectively, were available for future grants.

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

The table below sets forth the outstanding options to purchase common shares under the Plan:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(Years)
Outstanding at December 31, 2021	749,147	$9.03	9.09
Granted	912,500	1.42	—
Forfeited	(29,750)	4.97	—
Outstanding at December 31, 2022	1,631,897	$4.85	9.04
Granted	31,500	1.85	—
Forfeited	(12,250)	6.75	—
Outstanding at December 31, 2023	1,651,147	$4.78	8.08
Exercisable at December 31, 2023	1,060,155	$6.72	7.65

As of December 31, 2023, the aggregate intrinsic value of options outstanding and exercisable was $192,465 and $64,155, respectively. As of December 31, 2022, the aggregate intrinsic value of options outstanding and exercisable was $0.

During the year ended December 31, 2023, the Company granted certain individuals options to purchase 31,500 shares of the Company’s common stock with an average exercise price of $1.85 per share, contractual terms of 10 years and a vesting period of one year. The options had an aggregate grant date fair value of $45,360 that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model included: (1) discount rate of 3.89% based on the daily par yield curve rates for U.S. Treasury obligations, (2) expected life of 5.5 years based on the simplified method (vesting plus contractual term divided by two), (3) expected volatility of 98.66% based on the average historical volatility of comparable companies’ stock, (4) no expected dividends and (5) fair market value of the Company’s stock of $1.85 per share.

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

For the years ended December 31, 2023 and 2022, the Company recognized share-based compensation expense related to stock options of $619,972 and $582,659, respectively. The unrecognized compensation expense for stock options at December 31, 2023 and 2022 was $539,461 and $1,114,073, respectively.

Stock Options for Unregistered Securities

In addition to the stock options issued under the Plan, and in conjunction with the IPO, the Company granted non-qualified stock options to purchase 292,500 shares of common stock as provided for in the President’s employment agreement (the “President Options”). The President Options are exercisable within 10 years of the date of grant at $10.00 per share, were 100% vested at the grant date and have a remaining contractual term of 6.96 years. As of December 31, 2023, there was no unrecognized compensation expense related to these options as they were 100% vested upon issuance. The shares of common stock issuable upon exercise of the President Options will be unregistered, and the option agreement does not include any obligation on the part of the Company to register such shares of common stock. Consequently, the Company has not recognized a contingent liability associated with registering the securities for the arrangement. As of December 31, 2023, the aggregate intrinsic value of the President Options was $0.

Underwriters Warrants

In conjunction with the IPO, the Company granted the underwriters warrants to purchase 172,500 shares of common stock at an exercise price of $12.50 per share. The warrants have a five-year contractual term and became 100% exercisable on December 21, 2021.

In conjunction with the Offering in September 2022, the Company granted the Underwriter warrants to purchase 500,000 shares of common stock at an exercise price of $0.625 per share (the “Representative Warrants”). The Representative Warrants have a five-year contractual term and became 100% exercisable on March 18, 2023. The Company accounted for the Representative Warrants as equity-based awards issued to a non-employee. The warrants had an aggregate grant date fair value of $178,462 that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option pricing model include: (1) discount rate of 3.69% based on the daily yield curve rates for U.S. Treasury obligations, (2) expected life of 5.0 years, (3) expected volatility of 96.46% based on the average historical volatility of comparable companies' stock, (4) no expected dividends and (5) fair market value (Offering price) of the Company's stock of $0.50 per share.

There was no net impact recognized by the Company in the accompanying financial statements as the Representative Warrants were equity-based awards issued for services rendered by the Underwriter for the Offering that was offset by the Company recognizing the fair value of the warrants as a direct and incremental costs associated with the Offering by reducing paid-in capital for the same amount.

For the year ended December 31, 2023, there were 478,625 Representative Warrants exercised. As a result, 192,951 shares of common stock were surrendered at fair value to satisfy the exercise price and 285,674 shares of common stock were issued. The surrendered shares are shown as treasury stock at a cost of $299,110 in stockholders’ equity.

There is no unrecognized compensation expense for these awards as of December 31, 2023. The table below sets forth the outstanding warrants to purchase common shares:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(Years)
Outstanding at December 31, 2021	172,500	$12.50	3.96
Granted	500,000	0.63	—
Outstanding at December 31, 2022	672,500	$3.67	4.27
Granted	—	—	—
Exercised	(478,625)	0.63	—
Outstanding at December 31, 2023	193,875	$11.19	2.16
Exercisable at December 31, 2023	193,875	$11.19	2.16

As of December 31, 2023, the aggregate intrinsic value of the warrants outstanding was $0.

10.   Income Taxes

As of December 31, 2023, the Company has U.S. federal net operating loss carryforwards of approximately $26,496,000, which have an indefinite carryforward and Georgia and Florida state net operating loss carryforwards of approximately $33,700,000 and $851,086, respectively, which have a twenty-year carryforward and begin expiring in 2037.

A reconciliation of the U.S. federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended
	December 31,
	2023	2022
U.S. federal statutory income tax rate	21.00%	21.00%
Permanent differences	(2.01)%	(0.57)%
State taxes, net of federal benefit	4.30%	4.83%
Other adjustments	0.20%	0.06%
Change in valuation allowance	(23.49)%	(25.32)%
Effective Income Tax rate	—%	—%

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets are comprised of the following:

	As of December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$7,132,019	$5,692,533
Capitalized research and development expenditures	1,524,035	1,873,211
Stock compensation	1,441,652	1,411,624
Investment in partnership	30,639	30,771
Amortization	14,049	15,223
Gross deferred tax assets	10,142,394	9,023,362
Valuation allowance	(9,926,772)	(8,682,497)
Net deferred tax assets	215,622	340,865

Deferred tax liabilities:
Prepaid expenses	(215,622)	(340,865)
Deferred tax liabilities	(215,622)	(340,865)

Net deferred taxes	$—	$—

For tax years beginning on or after January 1, 2022, the 2017 Tax Cuts and Jobs Act amended Section 174 of the code to eliminate current-year deductibility of research and development expenses and requires taxpayers to capitalize and amortize them over five years for research activities performed in the United States and fifteen years for research activities performed outside of the United States. For the 2023 and 2022 tax years, the Company has capitalized $1,728,078 and $8,099,702 of research and development expenses, respectively. The initial capitalization in 2022 of research and development expenses resulted in an increase in the deferred tax asset associated with capitalized research and development by $1,873,211.

As of December 31, 2023, the Company has not generated sufficient positive evidence for future earnings to support a position that it will be able to realize its net deferred tax asset. The Company has significant negative evidence to overcome in the form of cumulative pre-tax losses from continuing operations since its formation, as well as projected losses for the current year. Therefore, it will continue to maintain a full valuation allowance on its U.S. federal and state net deferred tax asset. The change in the valuation allowance offset the income tax benefit related to the pre-tax loss for the year ended December 31, 2023. The Company does not have any material unrecognized tax benefits as of December 31, 2023.

The Company experienced a net change in valuation allowance of $1,244,274 and $3,100,898 for the years ended December 31, 2023 and 2022, respectively.

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

Management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to conduct an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023. Based on the assessment, management has concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

As an emerging growth company, management’s assessment of internal control over financial reporting was not subject to attestation by our independent registered public accounting firm.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(f) of the Exchange Act that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended December 31, 2023, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

We incorporate the information required by this Item 10 by reference to the definitive proxy statement for our 2024 annual meeting of shareholders, to be filed with the SEC.

The following is a list of our executive officers as of the date of this Annual Report.

Name	Position
Greg Duncan	Chairman and Chief Executive Officer
R. Michael Gendreau, M.D., Ph.D.	Chief Medical Officer
Ralph Grosswald	Senior Vice President of Operations
Angela Walsh	Senior Vice President of Finance, Corporate Secretary and Treasurer

Item 11. Executive Compensation

We incorporate the information required by this Item 11 by reference to the definitive proxy statement for our 2024 annual meeting of shareholders, to be filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate the information required by this Item 12 by reference to the definitive proxy statement for our 2024 annual meeting of shareholders, to be filed with the SEC.

Item 13. Certain Relationships and Related Transactions, and Director Independence

We incorporate the information required by this Item 13 by reference to the definitive proxy statement for our 2024 annual meeting of shareholders, to be filed with the SEC.

Item 14. Principal Accountant’s Fees and Services

The Independent Registered Public Accounting Firm is FORVIS, LLP (PCAOB Firm ID No. 686) located in Atlanta, Georgia. We incorporate the remaining information required by this Item 14 by reference to the definitive proxy statement for our 2024 annual meeting of shareholders, to be filed with the SEC.

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

10.5+	Virios Therapeutics, Inc. Amended and Restated 2020 Equity Incentive Plan. (incorporated by reference herein from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 17, 2022)
10.6+	Form of Stock Option Award Agreement (incorporated by reference herein from Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed March 14, 2023)
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

23.1*	Consent of FORVIS, LLP
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
32*	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350
97*	Virios Therapeutics, Inc. Incentive Compensation Recoupment Policy
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Schema Document.
101.CAL*	XBRL Calculation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.
101.LAB*	XBRL Label Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
*	Filed with this Annual Report on Form 10-K.
+	Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2024.

VIRIOS THERAPEUTICS, INC.

By:	/s/ Greg Duncan
Greg Duncan
Chairman of the Board of Directors, and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 1, 2024 by the following persons on behalf of the registrant and in the capacities indicated:

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