Form 10-K/A
period 2023-12-31
Virios Therapeutics, Inc.
filed 2024-03-08
CIK 1818844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Virios Therapeutics, Inc., (the “Company”) amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, originally filed with the Securities and Exchange Commission on March 1, 2024 (the “Original Filing”). The Company is filing this Amendment No. 1 for the sole purpose of revising the Report of the Independent Registered Public Accounting Firm’s Opinion on the Consolidated Financial Statements, in Part IV, Item 15 to insert the following sentence below the signature of the Company’s principal independent public accounting firm, FORVIS, LLP: “We have served as the Company’s auditor since 2020.” This sentence was inadvertently omitted from the Original Filing due to administrative error.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer required under Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, dated March 8, 2024 have been executed and are filed as Exhibits 31.3, 31.4, and 32.1 to this Amendment No. 1.

Except as described above, no other changes have been made to the Original Filing. This Amendment No. 1 continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the date of the Original Filing.  The filing of this Amendment No. 1 is not a representation that any statements contained in the Company’s Form 10-K are true and complete as of any date other than the date of the Original Filing. This Amendment No. 1 should be read in conjunction with the Original Filing.

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

23.1	Consent of FORVIS, LLP (previously filed as Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K filed March 1, 2024)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e) (previously filed as Exhibit 31.1 to the Registrant’s Annual Report on Form 10-K filed March 1, 2024)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e) (previously filed as Exhibit 31.2 to the Registrant’s Annual Report on Form 10-K filed March 1, 2024)
31.3*	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
31.4*	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
32

Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350 (previously filed as Exhibit 32 to the Registrant’s Annual Report on Form 10-K filed March 1, 2024)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350
97+	Virios Therapeutics, Inc. Incentive Compensation Recoupment Policy (previously filed as Exhibit 97 to the Registrant’s Annual Report on Form 10-K filed March 1, 2024)
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Schema Document.
101.CAL*	XBRL Calculation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.
101.LAB*	XBRL Label Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
*	Filed with this Annual Report on Form 10-K/A.
+	Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 8, 2024.

VIRIOS THERAPEUTICS, INC.

By:	/s/ Angela Walsh
Angela Walsh
Senior Vice President of Finance, Corporate
Secretary and Treasurer