Form 10-Q
period 2024-03-31
Virios Therapeutics, Inc.
filed 2024-05-10
CIK 1818844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 8, 2024, there were 19,257,937 shares of the registrant’s common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

VIRIOS THERAPEUTICS, INC.

Condensed Balance Sheets

(Unaudited)

	March 31,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash	$2,379,532	$3,316,946
Prepaid expenses and other current assets	845,079	848,496
Total current assets	3,224,611	4,165,442
Total assets	$3,224,611	$4,165,442
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$196,759	$111,913
Accrued expenses	373,324	246,635
Total current liabilities	570,083	358,548
Total liabilities	570,083	358,548
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.0001 par value; 43,000,000 shares authorized; 19,450,888 and 19,257,937 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	1,926	1,926
Preferred stock, $0.0001 par value; 2,000,000 shares authorized, no shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	65,712,269	65,573,300
Accumulated deficit	(62,760,557)	(61,469,222)
	2,953,638	4,106,004
Less: Treasury stock, 192,951 shares of common stock at cost	(299,110)	(299,110)
Total stockholders' equity	2,654,528	3,806,894
Total liabilities and stockholders' equity	$3,224,611	$4,165,442

The accompanying notes are an integral part of these condensed financial statements.

VIRIOS THERAPEUTICS, INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Revenue	$—	$—

Operating expenses:
Research and development	343,717	497,714
General and administrative expenses	970,384	1,059,573
Total operating expenses	1,314,101	1,557,287

Loss from operations	(1,314,101)	(1,557,287)

Other income:
Interest income	22,766	40,423
Total other income	22,766	40,423

Loss before income taxes	(1,291,335)	(1,516,864)
Income tax provision	—	—

Net loss	$(1,291,335)	$(1,516,864)
Basic and diluted net loss per share	$(0.07)	$(0.08)
Weighted average number of shares outstanding – basic and diluted	19,257,937	18,330,390

The accompanying notes are an integral part of these condensed financial statements.

VIRIOS THERAPEUTICS, INC.

Condensed Statements of Changes of Stockholders’ Equity

(Unaudited)

						Total
	Common Stock		Additional	Accumulated	Treasury	Stockholders’
	Shares	Par	Paid-In Capital	Deficit	Stock	Equity
Balance, December 31, 2023	19,257,937	$1,926	$65,573,300	$(61,469,222)	$(299,110)	$3,806,894
Share-based compensation expense	—	—	138,969	—	—	138,969
Net loss	—	—	—	(1,291,335)	—	(1,291,335)
Balance, March 31, 2024	19,257,937	$1,926	$65,712,269	$(62,760,557)	$(299,110)	$2,654,528

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Par	Paid-In Capital	Deficit	Equity
Balance, December 31, 2022	18,330,390	$1,833	$63,497,868	$(56,173,207)	$7,326,494
Share-based compensation expense	—	—	161,697	—	161,697
Net loss	—	—	—	(1,516,864)	(1,516,864)
Balance, March 31, 2023	18,330,390	$1,833	$63,659,565	$(57,690,071)	$5,971,327

The accompanying notes are an integral part of these condensed financial statements.

VIRIOS THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(1,291,335)	$(1,516,864)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	138,969	161,697
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	3,417	150,689
Increase (decrease) in accounts payable	84,846	(438,070)
Increase (decrease) in accrued expenses	126,689	(55,902)
Net cash used in operating activities	(937,414)	(1,698,450)
Net decrease in cash	(937,414)	(1,698,450)
Cash, beginning of period	3,316,946	7,030,992
Cash, end of period	$2,379,532	$5,332,542

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

The Company operates in one segment as a pre-revenue, development-stage biotechnology company focused on advancing novel antiviral therapies to treat diseases associated with activation of previously dormant herpesviruses that trigger an abnormal immune response, such as fibromyalgia (“FM”) and Long-COVID (“LC”). Overactive immune response related to activation of tissue resident herpesvirus has been postulated to be a potential root cause of chronic illnesses such as FM, irritable bowel diseases, LC, chronic fatigue syndrome and other functional somatic syndromes, all of which are characterized by a waxing and waning manifestation of disease, often triggered by events which compromise the immune system. While not completely understood, there is general agreement in the medical community that activation of the herpesvirus is triggered by some form of environmental and/or health stressor. Our lead product candidates, IMC-1 and IMC-2, are novel, proprietary, fixed dose combinations of nucleoside analog, anti-herpes antivirals and the anti-inflammatory agent, celecoxib. IMC-1 is a novel combination of famciclovir and celecoxib intended to synergistically suppress herpesvirus activation and replication, with the end goal of reducing viral mediated disease burden. IMC-2 is a combination of valacyclovir and celecoxib that, like IMC-1, is intended to synergistically suppress herpesvirus activation and replication with a more specific activity against the Epstein-Barr virus (herpesvirus HHV-4). Both of these drug components are approved as independent treatments by the U.S. Food and Drug Administration (“FDA”) for other indications. IMC-1 and IMC-2 combine two specific mechanisms of action purposely designed to inhibit herpesvirus activation and replication, thereby keeping the herpesvirus in a latent (dormant) state or “down-regulating” the herpesvirus from a lytic (active) state back to latency. The famciclovir component of IMC-1 and the valacyclovir component of IMC-2 inhibit viral DNA replication. The celecoxib component of IMC-1 and IMC-2 inhibits cyclooxegenase-2 (COX-2) and to a lesser degree cyclooxegenase-1 (COX-1) enzymes, two proteins which are used by the herpesvirus to amplify or accelerate its own replication. These synergistic antiviral treatments represent first-in-class medicines intended specifically to inhibit both herpesvirus activation and subsequent replication, with the goal of keeping tissue resident herpesvirus in a latent state.

Going Concern

Since its founding, the Company has been engaged in research and development activities, as well as organizational activities, including raising capital. The Company has not generated any revenues to date. As such, the Company is subject to all of the risks associated with any development-stage biotechnology company that has substantial expenditures for research and development. Since inception, the Company has incurred losses and negative cash flows from operating activities. The Company has funded its losses primarily through issuance of members’ interests, convertible debt instruments and issuance of equity securities. For the three months ended March 31, 2024 and 2023, the Company incurred net losses of $1,291,335 and $1,516,864, respectively, and had net cash outflows used in operating activities for the three months ended March 31, 2024 and 2023 of $937,414 and $1,698,450, respectively. As of March 31, 2024, the Company had an accumulated deficit of $62,760,557 and is expected to incur losses in the future as it continues its development activities.

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

In July 2023, the Company received positive data from an exploratory, open-label, proof of concept study in Long-COVID funded by an unrestricted grant provided to the Bateman Horne Center (“BHC”). BHC enrolled female patients diagnosed with Long-COVID illness, otherwise known as Post-Acute Sequelae of COVID-19 infection (“PASC”). Patients treated with a combination of valacyclovir and celecoxib (“Val/Cel”) exhibited clinically and statistically significant improvements in fatigue, pain, and symptoms of autonomic dysfunction as well as ratings of general well-being related to Long-COVID when treated open-label for 14 weeks, as compared to a control cohort of female Long-COVID patients matched by age and length of illness and treated with routine care. The statistically significant improvements in PASC symptoms and general health status were particularly encouraging given that the mean duration of Long-COVID illness was two years for both the treated and control cohort prior to enrollment in this study. These encouraging results led to the Bateman Horne Center requesting a second investigator initiated grant from the Company to assess Val/Cel under double-blind, placebo controlled conditions, with results from this ongoing trial expected summer 2024.

As of the issuance date of these financial statements, cash is not sufficient to fund operating expenses and capital requirements for at least the next 12 months. The Company will need to raise additional capital within the next five months to further advance clinical development and to commercially develop its product candidates. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date.

Currently, the planned research and development activities for the next year include a potential submission of an investigational new drug (“IND”) application to formally access IMC-2 as a treatment for the symptoms associated with Long-COVID; purchase of API; continued prototype development of IMC-2 to be used for the Phase 2 Long-COVID study; continued salaries and benefits; and continued funding of the grant to the BHC for ongoing execution of their double-blinded, placebo controlled investigator-sponsored study of Long-COVID with the combination of Val/Cel which is expected to read out in mid-2024.

The Company plans to raise additional capital to complete clinical development of and to commercially develop its product candidates. The Company will need to finance its cash needs through public or private equity offerings, debt financings, collaboration and licensing arrangements or other financing alternatives. There is no assurance that such financings will be available when needed or on acceptable terms. As a result, the financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts recognized or classifications of assets and liabilities should the Company be unable to continue as a going concern.

2Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed interim financial statements are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States of America

(“U.S. GAAP”) for complete financial statements. These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and accompanying notes as found in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2023 filed with the SEC. In the opinion of management, the unaudited condensed interim financial statements reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. The December 31, 2023 balance sheet included herein was derived from the audited financial statements, but does not include all disclosures, including notes, required by U.S. GAAP for complete financial statements. Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

Basic and Diluted Net Loss per Share

Basic net loss per common share (“EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted EPS reflects potential dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if all potential common shares had been issued and were dilutive. However, potentially dilutive securities are excluded from the computation of diluted EPS to the extent that their effect is anti-dilutive. For the three months ended March 31, 2024 and 2023, the Company had options to purchase 2,319,422 and 1,912,147 shares of common stock, respectively, and warrants to purchase 193,875 and 672,500 shares of common stock, respectively, outstanding that were anti-dilutive.

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

New Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures (Topic 740), which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. The new guidance requires consistent categorization and greater disaggregation of information in the rate reconciliation, as well as further disaggregation of income taxes paid. This change is effective for annual periods beginning after December 15, 2024. This change will apply on a prospective basis to annual financial statements for periods beginning after the effective date. However, retrospective application in all prior periods presented is permitted. The Company is currently evaluating the impact of this ASU on its financial statements.

Subsequent Event

As previously reported, on November 2, 2023, the Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market, LLC (“Nasdaq”) notifying the Company that, for the previous 30 consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq. The letter stated that the Company had 180 calendar days, or until April 30, 2024 to regain compliance such that the closing bid price for the Company’s common stock is at least $1.00 for a minimum of 10 consecutive business days.

On May 1, 2024, the Company received another letter from Nasdaq informing it that the Company’s common stock had failed to comply with the $1.00 minimum bid price required for continued listing and, as a result, the Company’s common stock continues to be subject to delisting. In accordance with the latest letter and established Nasdaq procedures the Company has requested a hearing with Nasdaq at which it will seek to extend the period during which the Company will seek to regain compliance.  The Company’s request for such hearing has stayed the delisting of the Company’s common stock pending a Nasdaq hearings panel’s (the “Panel”) decision. The hearing date has been set for June 18, 2024. The Company intends to present a plan to regain compliance to the Panel that includes a discussion of the events that the Company believes will enable it to regain compliance, including the anticipated receipt of data from the study of IMC-2 for the treatment of Long-COVID being conducted by the Bateman Horne Center as well as a commitment to effect a reverse stock split, if necessary.

The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider available options to regain compliance.

3	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2024	2023
Prepaid insurance	$533,754	$702,352
Prepaid clinical research costs	212,628	133,819
Prepaid drug purchases	38,298	—
Prepaid services	8,163	8,766
Other miscellaneous current assets	52,236	3,559
	$845,079	$848,496

4License Agreement

The Company entered into a Know-How License Agreement (the “Agreement”) with the University of Alabama (“UA”) in 2012. In consideration for the Agreement, UA received a 10% non-voting membership interest in the Company. Upon the adoption of the Second Amended and Restated Operating Agreement (the “Amended Operating Agreement”) on May 1, 2020, the non-voting membership interest converted to a voting membership interest. In conjunction with the Corporate Conversion, all of the Company’s outstanding membership interest converted into shares of common stock. The Agreement is in effect for 25 years and will terminate on June 1, 2037.

5Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2024	2023
Accrued interest on preferred members’ interests	$188,085	$188,085
Accrued vacation	93,975	—
Accrued director fees	45,983	31,000
Accrued professional fees	18,269	27,550
Accrued clinical research costs	27,012	—
	$373,324	$246,635

6Stockholders’ Equity

The Company’s certificate of incorporation, adopted on December 16, 2020, authorizes the issuance of two classes of stock: 43,000,000 shares of common stock and 2,000,000 shares of preferred stock, each with a par value of $0.0001 per share.

At-the-market Offering

On July 14, 2023, the Company entered into a Capital on DemandTM Sales Agreement (the “Sales Agreement”) with JonesTrading Institutional Services LLC (“JonesTrading”) relating to shares of common stock, par value $0.0001 per share. In accordance with the terms of the Sales Agreement, the Company could offer and sell shares of common stock having an aggregate offering price of up to $6,700,000 from time to time through JonesTrading, acting as sales agent or principal, in which is commonly referred to as an “at-the-market” (“ATM”) program. On August 14, 2023, the Company announced a halt to sales under the Sales Agreement and on September 18, 2023, the Company announced the termination of the Sales Agreement with JonesTrading effective September 28, 2023.  Before the termination of the Sales Agreement, the Company sold 641,873 shares of common stock under the ATM program at a weighted-average gross sales price of approximately $2.11 per share and raised $1,355,090 of gross proceeds. The total commissions and related legal and accounting fees were approximately $198,650, and the Company received net proceeds of approximately $1,156,440.

7Related Parties

The Company uses Gendreau Consulting, LLC, a consulting firm (“Gendreau”), for drug development, clinical trial design and planning, implementation and execution of contracted activities with clinical research organizations. Gendreau’s managing member is the Company’s Chief Medical Officer (“CMO”). The Company may continue to contract the services of the CMO’s spouse through Gendreau to serve as the Company’s Medical Director and to perform certain activities in connection with the Company’s ongoing clinical development of its product candidates. During the three months ended March 31, 2024 and 2023, the Company paid Gendreau $1,383 and $39,973, respectively, and had no accounts payable to Gendreau as of March 31, 2024 and December 31, 2023.

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

9Share-based compensation

Equity Incentive Plan

On June 16, 2022, the stockholders of the Company approved the Amended and Restated 2020 Equity Incentive Plan (the “Plan”) to increase the total number of shares of common stock reserved for issuance under the Plan by 1,250,000 shares to 2,062,500 total shares issuable under the Plan. As of March 31, 2024, 35,578 shares of common stock were available for future grants under the Plan. The table below sets forth the outstanding options to purchase common shares under the Plan:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(Years)
Outstanding at December 31, 2023	1,651,147	$4.78	8.08
Granted	375,775	0.36	—
Exercised	—	—	—
Outstanding at March 31, 2024	2,026,922	$3.96	8.21
Exercisable at March 31, 2024	1,142,978	$6.37	7.47

During the three months ended March 31, 2024, the Company granted certain individuals options to purchase 375,775 shares of the Company’s common stock with an average exercise price of $0.357 per share, contractual terms of 10 years and a vesting period of one year. The options had an aggregate grant date fair value of $105,931 that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model included: (1) discount rate of 4.2975% based on the daily par yield curve rates for U.S. Treasury obligations, (2) expected life of 5.5 years based on the simplified method (vesting plus contractual term divided by two), (3) expected volatility of 100.76% based on the average historical volatility of comparable companies’ stock, (4) no expected dividends and (5) fair market value of the Company’s stock of $0.357 per share.

There were no options issued during the three months ended March 31, 2023.

As of March 31, 2024 the aggregate intrinsic value of options outstanding was $176,012.

The Company recognized share-based compensation expense related to stock options during the three months ended March 31, 2024 and 2023, of $138,969 and $161,697, respectively. The unrecognized compensation expense for stock options at March 31, 2024 was $506,424.

Stock Options for Unregistered Securities

In addition to the stock options issued under the Plan, and in conjunction with the IPO, the Company granted non-qualified stock options to purchase 292,500 shares of common stock as provided for in the President’s employment agreement (the “President Options”). The President Options are exercisable within 10 years of the date of grant at $10.00 per share, were 100% vested at the grant date and have a remaining contractual term of 6.72 years. As of March 31, 2024, there was no unrecognized compensation expense related to these options as they were 100% vested upon issuance. The shares of common stock issuable upon exercise of the President Options will be unregistered, and the option agreement does not include any obligation on the part of the Company to register such shares of common stock. Consequently, the Company has not recognized a contingent liability associated with registering the securities for the arrangement. As of March 31, 2024, the aggregate intrinsic value of the President Options was $0.

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

In 2023, there were 478,625 Representative Warrants cashless exercised. As a result, 192,951 shares of common stock were surrendered at fair value to satisfy the exercise price and 285,674 shares of common stock were issued. The surrendered shares are shown as treasury stock at a cost of $299,110 in stockholders’ equity.

There is no unrecognized compensation expense for these awards as of March 31, 2024. The table below sets forth the outstanding warrants to purchase common shares:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(Years)
Outstanding at December 31, 2023	193,875	$11.19	2.16
Granted	—	—	—
Outstanding at March 31, 2024	193,875	$11.19	1.91
Exercisable at March 31, 2024	193,875	$11.19	1.91

As of March 31, 2024, the aggregate intrinsic value of the warrants outstanding was $0.

10Income Taxes

As of December 31, 2023, the Company had U.S. federal and state net operating loss carryforwards of approximately $26,496,000, which have an indefinite carryforward and Georgia and Florida state net operating loss carryforwards of approximately $33,700,000 and $851,086, respectively, which have a twenty-year carryforward and begin expiring in 2037.

As of March 31, 2024, the Company has not generated sufficient positive evidence for future earnings to support a position that it will be able to realize its net deferred tax asset. The Company has significant negative evidence to overcome in the form of cumulative pre-tax losses from continuing operations since its formation, as well as projected losses for the current year. Therefore, it will continue to maintain a full valuation allowance on its U.S. federal and state net deferred tax asset. The change in the valuation allowance offset the income tax benefit related to the net operating loss for the three months ended March 31, 2024 and 2023. The Company does not have any material unrecognized tax benefits as of March 31, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q.  This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties.  See our Annual Report on Form 10-K/A for the year ended December 31, 2023 filed with the Security and Exchange Commission (“SEC”) on March 8, 2024 (the “2023 Amended Annual Report on Form 10-K/A”), under “Risk Factors”, available on the SEC EDGAR website at www.sec.gov, for a discussion of the uncertainties, risks and assumptions associated with these statements.  Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements”, within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” or “would,” and or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements, including the risks set forth in the 2023 Amended Annual Report on Form 10-K/A. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain.

The forward-looking statements contained in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	our business strategies;
●	our ability to obtain regulatory approval of our product candidate and any other product candidates we may develop, and the labeling under any regulatory approval we may obtain;
●	risks relating to the timing and costs of clinical trials and the timing and costs of other expenses;
●	timing and likelihood of success of our clinical trials and regulatory approval of our product candidates;
●	risks associated with our reliance on third-party organizations;
●	our competitive position;
●	assumptions regarding the size of the available market, product pricing and timing of commercialization of our product candidates, if approved;
●	our intellectual property position and our ability to maintain and protect our intellectual property rights;
●	our results of operations, financial condition, liquidity, prospects, and growth strategies;
●	our strategies to maintain the listing of our common stock;

●	our cash needs and financing plans;
●	the industry in which we operate; and
●	the trends that may affect the industry or us.

Overview

We are a development-stage biotechnology company focused on advancing novel antiviral therapies to treat diseases associated with activation of previously dormant herpesviruses that trigger an abnormal immune response such as FM and LC. Overactive immune response related to activation of tissue resident herpesvirus has been postulated to be a potential root cause of chronic illnesses such as FM, IBS, LC, chronic fatigue syndrome and other functional somatic syndromes, all of which are characterized by a waxing and waning manifestation of disease, often triggered by events which compromise the immune system. While not completely understood, there is general agreement in the medical community that activation of the herpesvirus is triggered by some form of environmental and/or health stressor. Our lead product candidates, IMC-1 and IMC-2, are novel, proprietary, fixed dose combinations of nucleoside analog, anti-herpes antivirals and the anti-inflammatory agent, celecoxib. IMC-1 is a novel combination of famciclovir and celecoxib intended to synergistically suppress herpesvirus activation and replication, with the end goal of reducing viral mediated disease burden. IMC-2 is a combination of valacyclovir and celecoxib that like IMC-1, is intended to synergistically suppress herpesvirus activation and replication with a more specific activity against the Epstein-Barr virus (herpesvirus HHV-4).

IMC-1 and IMC-2 combine two specific mechanisms of action purposely designed to inhibit herpesvirus activation and replication, thereby keeping the herpesvirus in a latent (dormant) state or “down-regulating” the herpesvirus from a lytic (active) state back to latency. The famciclovir component of IMC-1 and the valacyclovir component of IMC-2 inhibit viral DNA replication. The celecoxib component of IMC-1 and IMC-2 inhibits cyclooxegenase-2 (COX-2) and to a lesser degree cyclooxegenase-1 (COX-1) enzymes, two proteins which are used by the herpesvirus to amplify or accelerate its own replication. We are unaware of any other antivirals currently in development for the treatment of FM or related conditions. We believe this novel approach was a germane consideration in the FDA designating IMC-1 for fast-track review status for the treatment of FM. IMC-1 has also been granted a synergy patent based on the fact that neither of the individual components has proven effective in the management of FM, yet the combination therapy generated a result that is greater than the sum of its parts.

Our novel combination antiviral approach (combining a viral DNA polymerase inhibitor + a COX-2 inhibitor) delivers clinical benefits for patients suffering from diseases with a suspected viral mediated catalyst, including FM and LC.  We have received FDA feedback on our proposal to advance IMC-1 into Phase 3 development for the treatment of FM.

As previously reported, in 2023, the Company received positive data from an exploratory, open-label, proof of concept study in LC funded by an unrestricted grant provided to the BHC. BHC is a non-profit, interdisciplinary Center of Excellence advancing the diagnosis and treatment of chronic fatigue disorders including myalgic encephalomyelitis/chronic fatigue syndrome, FM, post-viral syndromes, and related comorbidities. BHC enrolled female patients diagnosed with LC illness, otherwise known as PASC.  Patients treated with a combination of Val/Cel exhibited clinically and statistically significant improvements in fatigue, pain, and symptoms of autonomic dysfunction as well as ratings of general well-being related to LC when treated open-label for 14 weeks, as compared to a control cohort of female LC patients matched by age and length of illness and treated with routine care. The statistically significant improvements in PASC symptoms and general health status were particularly encouraging given that the mean duration of LC illness was two years for both the treated and control cohort prior to enrollment in this study. Based on these data, the Company met with the FDA to discuss opening an investigational new drug application to formally assess treatment of symptoms associated with PASC using IMC-2. In December 2023, we received FDA feedback on our proposed Phase 2b study and project to commence this trial upon securing funding for the program. In addition, in August 2023, we signed an unrestricted grant research agreement with BHC to conduct a second, investigator-initiated, randomized, double-blinded, placebo-controlled study of LC with IMC-2. Patient enrollment for this study began in the fourth quarter of 2023 and we expect results to be available in the second half of 2024.

In order to underscore the management team’s alignment as fellow shareholders and to emphasize our commitment to long-term success and value creation, effective March 1, 2024, all of our employees agreed to a 10% salary compensation reduction in exchange for future vesting stock options and all of our directors agreed to a 10% reduction in director fees.

In March 2024, we announced the publication of our global patent for IMC-2 covering antiviral treatment of LC. This will enable us to streamline the process for obtaining patent protection globally, representing a precursor to the national phase of patent examination by targeted countries across the globe.

We continue to be engaged with potential external entities who have an interest in partnering IMC-1 for the treatment of FM and we are actively exploring opportunities for IMC-2 for LC and complementary opportunities that will build shareholder value through strategic partnerships, collaborations or other transactions.

We have not generated revenues and have incurred losses since inception. Our net losses for the three and ended March 31, 2024 and 2023, were $1,291,335 and $1,516,864, respectively, and our accumulated deficit as of March 31, 2024 was $62,760,557. We expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue to develop and seek regulatory approvals for our product candidates. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates and uncertainty about economic stability. For example, the ongoing conflicts between Israel-Hamas and Ukraine-Russia, the effect of these wars and the resulting sanctions by the U.S. and European governments, has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, if at all.

Recent Developments

As previously reported, on November 2, 2023, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market, LLC (“Nasdaq”) notifying us that, for the previous 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq. The letter stated that we had 180 calendar days, or until April 30, 2024 to regain compliance such that the closing bid price for our common stock is at least $1.00 for a minimum of 10 consecutive business days.

On May 1, 2024, we received another letter from Nasdaq informing us that our shares had failed to comply with the $1.00 minimum bid price required for continued listing and, as a result, our shares continue to be subject to delisting. In accordance with the latest letter and established Nasdaq procedures we have requested a hearing with Nasdaq at which we will seek to extend the period during which we will seek to regain compliance.  Our request for such hearing has stayed the delisting of our common stock pending a Nasdaq hearings panel’s (the “Panel”) decision. The hearing date has been set for June 18, 2024. We intend to present a plan to regain compliance to the Panel that includes a discussion of the events that we believe will enable us to regain compliance, including the anticipated receipt of data from the study of IMC-2 for the treatment of Long-

COVID being conducted by the Bateman Horne Center as well as a commitment to effect a reverse stock split, if necessary.

We intend to monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance.

Results of Operations

Below is a summary of the results of operations:

	Three Months Ended
	March 31,
	2024	2023

Operating expenses:	(Unaudited)
Research and development	$343,717	$497,714
General and administrative	970,384	1,059,573
Total operating expenses	$1,314,101	$1,557,287

Three Months Ended March 31, 2024 and 2023

Research and Development Expenses

Research and development expenses decreased by $0.2 million to $0.3 million for the three months ended March 31, 2024 from $0.5 million for the three months ended March 31, 2023 due to decreases in expenses for toxicology studies of $0.1 million and regulatory consulting costs of $0.1 million.

General and Administrative Expenses

General and administrative expenses decreased by $0.1 million to $1.0 million for the three months ended March 31, 2024 from $1.1 million for the three months ended March 31, 2023 primarily due to a decrease in insurance expenses associated with being a public company.

Liquidity and Capital Resources

Since our inception, we have financed our operations through public offerings of common stock and proceeds from private placements of membership interests and convertible promissory notes. To date, we have not generated any revenue from the sale of products and we do not anticipate generating any revenue from the sales of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of March 31, 2024, our principal source of liquidity was our cash, which totaled $2.4 million.

Equity Financings

There were no equity financings during the three months ended March 31, 2024 and 2023.

Debt Financings

There were no debt financings during the three months ended March 31, 2024 and 2023. There was no debt outstanding at March 31, 2024 and December 31, 2023.

Future Capital Requirements

We estimate our current cash of $2.4 million at March 31, 2024 is not sufficient to fund operating expenses and capital requirements for at least the next 12 months. The Company will need to raise additional capital within the next three to five months to remain a going concern and to further advance clinical development and to commercially develop its product candidates. Currently, the planned research and development activities include a potential submission of an investigational new drug application to formally access IMC-2 as a treatment for the symptoms associated with Long-COVID; continued salaries and benefits; and continued funding of the grant to the BHC for ongoing execution of their double-blinded, placebo controlled investigator-sponsored study of Long-COVID with the combination of valacyclovir and celecoxib which is expected to read out later this year.

We plan to raise additional capital to complete clinical development of our product candidates. We will need to finance our cash needs through public or private equity offerings, debt financings, collaboration and licensing arrangements or other financing alternatives. To the extent that we raise additional funds by issuing equity securities, our shareholders will experience dilution. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs. As a result, substantial doubt exists regarding our ability to continue as a going concern 12 months from the filing of this report on Form 10-Q. Failure to secure the necessary financing in a timely manner and on favorable terms could have a material adverse effect on the Company’s strategy and value and could require the delay of product development and clinical trial plans.

Summary of Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2024 and 2023, respectively:

	Three Months Ended
	March 31,
	2024	2023

	(Unaudited)
Statement of Cash Flows Data:
Net cash used in:
Operating activities	$(937,414)	$(1,698,450)
Decrease in cash	$(937,414)	$(1,698,450)

Cash Flows for the Three Months Ended March 31, 2024 and 2023

Operating Activities

For the three months ended March 31, 2024, net cash used in operations was $0.9 million and consisted of a net loss of $1.3 million offset by a net change in operating assets and liabilities of $0.2 million attributable to an increase in accounts payable and accrued liabilities of $0.2 million and non-cash items of $0.2 million attributable to share-based compensation.

For the three months ended March 31, 2023, net cash used in operations was $1.7 million and consisted of a net loss of $1.5 million and a net change in operating assets and liabilities of $0.4 million attributable to a net decrease in accounts payable and accrued liabilities of $0.5 million offset by a decrease in prepaid expenses and other assets of $0.1 million and non-cash items of $0.2 million attributable to share-based compensation.

Off-Balance Sheet Arrangements

As of March 31, 2024, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Discussion of Critical Accounting Policies and Significant Judgements and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the three months ended March 31, 2024, there were no significant changes to our critical accounting policies from those described in our annual financial statements for the year ended December 31, 2023, which we included in our 2023 Amended Annual Report on Form 10-K/A.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended March 31, 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: May 10, 2024

VIRIOS THERAPEUTICS, INC.

By:	/s/ Greg Duncan
Name:	Greg Duncan
Title:	Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Angela Walsh
Name:	Angela Walsh
Title:	Senior Vice President of Finance, Corporate Secretary and Treasurer
(Principal Financial and Accounting Officer)