Form 10-Q
period 2024-06-30
Virios Therapeutics, Inc.
filed 2024-08-09
CIK 1818844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 7, 2024, there were 27,757,937 shares of the registrant’s common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

VIRIOS THERAPEUTICS, INC.

Condensed Balance Sheets

(Unaudited)

	June 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash	$3,020,183	$3,316,946
Prepaid expenses and other current assets	615,706	848,496
Total current assets	3,635,889	4,165,442
Total assets	$3,635,889	$4,165,442
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$217,762	$111,913
Accrued expenses	282,314	246,635
Total current liabilities	500,076	358,548
Total liabilities	500,076	358,548
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.0001 par value; 43,000,000 shares authorized; 27,950,888 and 27,757,937 shares issued and outstanding at June 30, 2024, respectively; and 19,450,888 and 19,257,937 shares issued and outstanding at December 31, 2023, respectively	2,776	1,926
Preferred stock, $0.0001 par value; 2,000,000 shares authorized, no shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	67,242,537	65,573,300
Accumulated deficit	(63,810,390)	(61,469,222)
	3,434,923	4,106,004
Less: Treasury stock, 192,951 shares of common stock at cost	(299,110)	(299,110)
Total stockholders' equity	3,135,813	3,806,894
Total liabilities and stockholders' equity	$3,635,889	$4,165,442

The accompanying notes are an integral part of these condensed financial statements.

VIRIOS THERAPEUTICS, INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue	$—	$—	$—	$—

Operating expenses:
Research and development	336,084	557,843	679,801	1,055,557
General and administrative expenses	733,740	919,374	1,704,124	1,978,947
Total operating expenses	1,069,824	1,477,217	2,383,925	3,034,504

Loss from operations	(1,069,824)	(1,477,217)	(2,383,925)	(3,034,504)

Other income:
Interest income	19,991	36,313	42,757	76,736
Total other income	19,991	36,313	42,757	76,736

Loss before income taxes	(1,049,833)	(1,440,904)	(2,341,168)	(2,957,768)
Income tax provision	—	—	—	—

Net loss	$(1,049,833)	$(1,440,904)	$(2,341,168)	$(2,957,768)
Basic and diluted net loss per share	$(0.05)	$(0.08)	$(0.11)	$(0.16)
Weighted average number of shares outstanding – basic and diluted	22,900,794	18,411,399	21,079,366	18,371,118

The accompanying notes are an integral part of these condensed financial statements.

VIRIOS THERAPEUTICS, INC.

Condensed Statements of Changes of Stockholders’ Equity

(Unaudited)

						Total
	Common Stock		Additional	Accumulated	Treasury	Stockholders’
	Shares	Par	Paid-In Capital	Deficit	Stock	Equity
Balance, December 31, 2023	19,257,937	$1,926	$65,573,300	$(61,469,222)	$(299,110)	$3,806,894
Share-based compensation expense	—	—	138,969	—	—	138,969
Net loss	—	—	—	(1,291,335)	—	(1,291,335)
Balance, March 31, 2024	19,257,937	$1,926	$65,712,269	$(62,760,557)	$(299,110)	$2,654,528
Proceeds from public offering of common stock, net of offering costs	8,500,000	850	1,381,320	—	—	1,382,170
Share-based compensation expense	—	—	148,948	—	—	148,948
Net loss	—	—	—	(1,049,833)	—	(1,049,833)
Balance, June 30, 2024	27,757,937	$2,776	$67,242,537	$(63,810,390)	$(299,110)	$3,135,813

						Total
	Common Stock		Additional	Accumulated	Treasury	Stockholders’
	Shares	Par	Paid-In Capital	Deficit	Stock	Equity
Balance, December 31, 2022	18,330,390	$1,833	$63,497,868	$(56,173,207)	$—	$7,326,494
Share-based compensation expense	—	—	161,697	—	—	161,697
Net loss	—	—	—	(1,516,864)	—	(1,516,864)
Balance, March 31, 2023	18,330,390	$1,833	$63,659,565	$(57,690,071)	$—	$5,971,327
Exercise of warrants	467,625	47	292,208	—	—	292,255
Shares surrendered in cashless warrant exercises	(189,560)	(19)	—	—	(292,236)	(292,255)
Share-based compensation expense	—	—	161,664	—	—	161,664
Net loss	—	—	—	(1,440,904)	—	(1,440,904)
Balance, June 30, 2023	18,608,455	$1,861	$64,113,437	$(59,130,975)	$(292,236)	$4,692,087

The accompanying notes are an integral part of these condensed financial statements.

VIRIOS THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(2,341,168)	$(2,957,768)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	287,917	323,361
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	232,790	716,773
Increase (decrease) in accounts payable	35,622	(358,859)
Increase (decrease) in accrued expenses	35,679	(164,371)
Net cash used in operating activities	(1,749,160)	(2,440,864)
Cash flows from financing activities
Proceeds from public offering of common stock, net of offering costs	1,452,397	—
Net cash provided by financing activities	1,452,397	—
Net decrease in cash	(296,763)	(2,440,864)
Cash, beginning of period	3,316,946	7,030,992
Cash, end of period	$3,020,183	$4,590,128

Non-cash financing transactions:
Public offering costs included in accounts payable and accrued expenses	$70,227	$—
Reduction in equity for shares surrendered in cashless warrant exercises	$—	$292,255

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

Going Concern

Since its founding, the Company has been engaged in research and development activities, as well as organizational activities, including raising capital. The Company has not generated any revenues to date. As such, the Company is subject to all of the risks associated with any development-stage biotechnology company that has substantial expenditures for research and development. Since inception, the Company has incurred losses and negative cash flows from operating activities. The Company has funded its losses primarily through issuance of members’ interests, convertible debt instruments and issuance of equity securities. For the three and six months ended June 30, 2024 and 2023, the Company incurred net losses of $1,049,833 and $2,341,168, respectively, and $1,440,904 and $2,957,768, respectively, and had net cash outflows used in operating activities for the six months ended June 30, 2024 and 2023 of $1,749,160 and $2,440,864, respectively. As of June 30, 2024, the Company had an accumulated deficit of $63,810,390 and is expected to incur losses in the future as it continues its development activities.

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

In July 2023, the Company received positive data from an exploratory, open-label, proof of concept study in LC funded by an unrestricted grant provided to the Bateman Horne Center (“BHC”). BHC enrolled female patients diagnosed with LC illness, otherwise known as Post-Acute Sequelae of COVID-19 infection (“PASC”). Patients treated with a combination of valacyclovir and celecoxib (“Val/Cel”), as well as routine care, exhibited clinically and statistically significant improvements in fatigue, pain, and symptoms of autonomic dysfunction as well as ratings of general well-being related to LC when treated open-label for 14 weeks, as compared to a control cohort of female LC patients matched by age and length of illness and treated with routine care only. The statistically significant improvements in PASC symptoms and general health status were particularly encouraging given that the majority of patients in the study had been vaccinated for the COVID-19 virus and the mean duration of LC illness was two years for both the treated and control cohort prior to enrollment in this study. These encouraging results led to BHC requesting a second investigator initiated grant from the Company to assess Val/Cel under double-blind, placebo controlled conditions, with results from this ongoing trial expected in October 2024.

As of the issuance date of these financial statements, cash is not sufficient to fund operating expenses and capital requirements for at least the next 12 months. The Company will need to raise additional capital within the next six months to further advance clinical development and to commercially develop its product candidates. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date.

Currently, the research and development activities for the remainder of this fiscal year include the continued funding of the grant to BHC for the completion of their double-blinded, placebo controlled investigator-sponsored study of LC with the combination of valacyclovir and celecoxib; continued prototype development of IMC-2 to be used for a proposed Phase 2 LC study; and continued salaries and benefits. The BHC study has completed enrollment and results are expected in October 2024.

The Company plans to raise additional capital to continue clinical development of and to commercially develop its product candidates. The Company will need to finance its cash needs through public or private equity offerings, debt financings, collaboration and licensing arrangements or other financing alternatives. There is no assurance that such financings will be available when needed or on acceptable terms. As a result, the financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts recognized or classifications of assets and liabilities should the Company be unable to continue as a going concern.

Continued Nasdaq Listing

As previously reported, on November 2, 2023, the Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market, LLC (“Nasdaq”) notifying the Company that, for the previous 30 consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq (the “Minimum Bid Price Requirement”). The letter stated that the Company had 180 calendar days, or until April 30, 2024 to regain compliance such that the closing bid price for the Company’s common stock is at least $1.00 for a minimum of 10 consecutive business days.

On May 1, 2024, the Company received another letter from Nasdaq informing it that the Company’s common stock had failed to comply with the $1.00 minimum bid price required for continued listing and, as a result, the Company’s common stock continues to be subject to delisting. Following receipt of the letter, the Company requested a hearing with Nasdaq. On June 11, 2024, the Company received notice from Nasdaq that the Nasdaq Hearing Panel had granted the Company an exception until October 28, 2024 to regain compliance with the Minimum Bid Price Requirement. The Company prioritizes regaining compliance with the Minimum Bid Price Requirement through other measures before resorting to a reverse stock split. However, in the event the Company fails to achieve compliance with the Minimum Bid Price Requirement by October 11, 2024, it will be required to undertake a reverse stock split to regain compliance by the October 28, 2024 deadline. In the event the Company fails to regain compliance with the Minimum Bid Price Requirement by October 28, 2024, its securities will be delisted.

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

Basic and Diluted Net Loss per Share

Basic net loss per common share (“EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted EPS reflects potential dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if all potential common shares had been issued and were dilutive. However, potentially dilutive securities are excluded from the computation of diluted EPS to the extent that their effect is anti-dilutive. For the three and six months ended June 30, 2024 and 2023, the Company had options to purchase 2,319,422 and 1,943,647 shares of common stock, respectively, and warrants to purchase 193,875 and 204,875 shares of common stock, respectively, outstanding that were anti-dilutive.

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

3	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2024	2023
Prepaid insurance	$352,204	$702,352
Prepaid clinical research costs	160,636	133,819
Prepaid drug purchases	30,504	—
Prepaid accounting fees	30,450	—
Prepaid services	6,838	8,766
Other miscellaneous current assets	35,074	3,559
	$615,706	$848,496

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

5Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2024	2023
Accrued interest on preferred members’ interests	$188,085	$188,085
Accrued vacation	55,922	—
Accrued clinical research costs	27,012	—
Accrued professional fees	11,070	27,550
Accrued director fees	—	31,000
Other miscellaneous accrued expenses	225	—
	$282,314	$246,635

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

Public Offering

On May 19, 2024, the Company entered into an agreement with Maxim Group LLC as placement agent in connection with the issuance and sale by the Company in a public offering of 8,500,000 shares of its common stock at a public offering price of $0.20 per share (the “Offering”), pursuant to an effective shelf registration statement on Form S-3 (File No. 333-263700).  The Offering closed on May 22, 2024, and the gross proceeds from the Offering were $1,700,000. The net proceeds of the Offering were $1,382,170 after deducting placement agent fees and offering expenses payable by the Company.

7Related Parties

The Company uses Gendreau Consulting, LLC, a consulting firm (“Gendreau”), for drug development, clinical trial design and planning, implementation and execution of contracted activities with clinical research organizations. Gendreau’s managing member is the Company’s Chief Medical Officer (“CMO”). The Company may continue to contract the services of the CMO’s spouse through Gendreau to serve as the Company’s Medical Director and to perform certain activities in connection with the Company’s ongoing clinical development of its product candidates. During the three and six months ended June 30, 2024 and 2023, the Company paid Gendreau $0 and $1,383, respectively, and $34,807 and $74,780, respectively, and had no accounts payable to Gendreau as of June 30, 2024 and December 31, 2023.

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

9Share-based compensation

Equity Incentive Plan

On June 16, 2022, the stockholders of the Company approved the Amended and Restated 2020 Equity Incentive Plan (the “Plan”) to increase the total number of shares of common stock reserved for issuance under the Plan by 1,250,000 shares to 2,062,500 total shares issuable under the Plan. As of June 30, 2024, 35,578 shares of common stock were available for future grants under the Plan. The table below sets forth the outstanding options to purchase common shares under the Plan:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(Years)
Outstanding at December 31, 2023	1,651,147	$4.78	8.08
Granted	375,775	0.36	—
Exercised	—	—	—
Outstanding at June 30, 2024	2,026,922	$3.96	7.96
Exercisable at June 30, 2024	1,256,148	$5.97	7.33

During the six months ended June 30, 2024, the Company granted certain individuals options to purchase 375,775 shares of the Company’s common stock with an average exercise price of $0.357 per share, contractual terms of 10 years and a vesting period of one year. The options had an aggregate grant date fair value of $105,931 that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model included: (1) discount rate of 4.2975% based on the daily par yield curve rates for U.S. Treasury obligations, (2) expected life of 5.5 years based on the simplified method (vesting plus contractual term divided by two), (3) expected volatility of 100.76% based on the average historical volatility of comparable companies’ stock, (4) no expected dividends and (5) fair market value of the Company’s stock of $0.357 per share.

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

As of June 30, 2024 the aggregate intrinsic value of options outstanding was $0.

The Company recognized share-based compensation expense related to stock options during the three and six months ended June 30, 2024 and 2023, of $148,948 and $287,917, respectively, and $161,664 and $323,361, respectively. The unrecognized compensation expense for stock options at June 30, 2024 was $357,476.

Stock Options for Unregistered Securities

In addition to the stock options issued under the Plan, and in conjunction with the IPO, the Company granted non-qualified stock options to purchase 292,500 shares of common stock as provided for in the President’s employment agreement (the “President Options”). The President Options are exercisable within 10 years of the date of grant at $10.00 per share, were 100% vested at the grant date and have a remaining contractual term of 6.47 years. As of June 30, 2024, there was no unrecognized compensation expense related to these options as they were 100% vested upon issuance. The shares of common stock issuable upon exercise of the President Options will be unregistered, and the option agreement does not include any obligation on the part of the Company to register such shares of common stock. Consequently, the Company has not recognized a contingent liability associated with registering the securities for the arrangement. As of June 30, 2024, the aggregate intrinsic value of the President Options was $0.

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

For the six months ended June 30, 2023, there were 467,625 Representative Warrants cashless exercised. As a result, 189,560 shares of common stock were surrendered at fair value to satisfy the exercise price of these warrants and 278,065 shares of common stock were issued. The surrendered shares are shown as treasury stock at a cost of $292,236 in stockholders’ equity for the three and six months ended June 30, 2023.

There were no warrant exercises for the six months ended June 30, 2024.

For the year ended December 31, 2023, there were 478,625 Representative Warrants cashless exercised. As a result, 192,951 shares of common stock were surrendered at fair value to satisfy the exercise price of these warrants and 285,674 shares of common stock were issued. The surrendered shares are shown as treasury stock at a cost of $299,110 in stockholders’ equity.

There is no unrecognized compensation expense for these awards as of June 30, 2024. The table below sets forth the outstanding warrants to purchase common shares:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(Years)
Outstanding at December 31, 2023	193,875	$11.19	2.16
Granted	—	—	—
Outstanding at June 30, 2024	193,875	$11.19	1.66
Exercisable at June 30, 2024	193,875	$11.19	1.66

As of June 30, 2024, the aggregate intrinsic value of the warrants outstanding was $0.

10Income Taxes

As of December 31, 2023, the Company had U.S. federal and state net operating loss carryforwards of approximately $26,496,000, which have an indefinite carryforward and Georgia and Florida state net operating loss carryforwards of approximately $33,700,000 and $851,000, respectively, which have a twenty-year carryforward and begin expiring in 2037.

As of June 30, 2024, the Company has not generated sufficient positive evidence for future earnings to support a position that it will be able to realize its net deferred tax asset. The Company has significant negative evidence to overcome in the form of cumulative pre-tax losses from continuing operations since its formation, as well as projected losses for the current year. Therefore, it will continue to maintain a full valuation allowance on its U.S. federal and state net deferred tax asset. The change in the valuation allowance offset the income tax benefit related to the net operating loss for the three and six months ended June 30, 2024 and 2023. The Company does not have any material unrecognized tax benefits as of June 30, 2024.

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

Overview

We are a development-stage biotechnology company focused on advancing novel antiviral therapies to treat diseases associated with activation of previously dormant herpesviruses that trigger an abnormal immune response such as fibromyalgia (“FM”) and Long-COVID (“LC”). Overactive immune response related to activation of tissue resident herpesvirus has been postulated to be a potential root cause of chronic illnesses such as FM, irritable bowel diseases, LC, chronic fatigue syndrome and other functional somatic syndromes, all of which are characterized by a waxing and waning manifestation of disease, often triggered by events which compromise the immune system. While not completely understood, there is general agreement in the medical community that activation of the herpesvirus is triggered by some form of environmental and/or health stressor. Our lead product candidates, IMC-1 and IMC-2, are novel, proprietary, fixed dose combinations of nucleoside analog, anti-herpes antivirals and the anti-inflammatory agent, celecoxib. IMC-1 is a novel combination of famciclovir and celecoxib intended to synergistically suppress herpesvirus activation and replication, with the end goal of reducing viral mediated disease burden. IMC-2 is a combination of valacyclovir and celecoxib that like IMC-1, is intended to synergistically suppress herpesvirus activation and replication with a more specific activity against the Epstein-Barr virus (herpesvirus HHV-4).

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

As previously reported, in 2023, the Company received positive data from an exploratory, open-label, proof of concept study in LC funded by an unrestricted grant provided to the Bateman Horne Center (“BHC”). BHC is a non-profit, interdisciplinary Center of Excellence advancing the diagnosis and treatment of chronic fatigue disorders including myalgic encephalomyelitis/chronic fatigue syndrome, FM, post-viral syndromes, and related comorbidities. BHC enrolled female patients diagnosed with LC illness, otherwise known as PASC.  Patients treated with a combination of Val/Cel, as well as routine care, exhibited clinically and statistically significant improvements in fatigue, pain, and symptoms of autonomic dysfunction as well as ratings of general well-being related to LC when treated open-label for 14 weeks, as compared to a control cohort of female LC patients matched by age and length of illness and treated with routine care only. The statistically significant improvements in PASC symptoms and general health status were particularly encouraging given that the majority of patients in the study had been vaccinated for the COVID-19 virus and the mean duration of LC illness was two years for both the treated and control cohort prior to enrollment in this study. Based on these data, the Company met with the FDA to discuss opening an investigational new drug application to formally assess treatment of symptoms associated with PASC using IMC-2. In December 2023, we received FDA feedback on our proposed Phase 2b study and project to commence this trial upon securing funding for the program. In addition, in August 2023, we signed an unrestricted grant research agreement with BHC to conduct a second, investigator-initiated, randomized, double-blinded, placebo-controlled study of LC with IMC-2. BHC has completed patient enrollment for this study and we expect results to be available in October 2024.

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

We continue to explore complementary opportunities that will build shareholder value through strategic partnerships, collaborations or other transactions.

We have not generated revenues and have incurred losses since inception. Our net losses for the three and six months ended June 30, 2024 and 2023, were $1,049,833 and $2,341,168, respectively, and $1,440,904 and $2,957,768, respectively, and our accumulated deficit as of June 30, 2024 was $63,810,390. We expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue to develop and seek regulatory approvals for our product candidates. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability.

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

Recent Developments

As previously reported, on November 2, 2023, the Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market, LLC (“Nasdaq”) notifying the Company that, for the previous 30 consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq (the “Minimum Bid Price Requirement”). The letter stated that the Company had 180 calendar days, or until April 30, 2024 to regain compliance such that the closing bid price for the Company’s common stock is at least $1.00 for a minimum of 10 consecutive business days.

On May 1, 2024, the Company received another letter from Nasdaq informing it that the Company’s common stock had failed to comply with the $1.00 minimum bid price required for continued listing and, as a result, the Company’s common stock continues to be subject to delisting. Following receipt of the letter, the Company requested a hearing with Nasdaq. On June 11, 2024, the Company received notice from Nasdaq that the Nasdaq Hearing Panel had granted the Company an exception until October 28, 2024 to regain compliance with the Minimum Bid Price Requirement. The Company prioritizes regaining compliance with the Minimum Bid Price Requirement through other measures before resorting to a reverse stock split. However, in the event the Company fails to achieve compliance with the Minimum Bid Price Requirement by October

11, 2024, it will be required to undertake a reverse stock split to regain compliance by the October 28, 2024 deadline. In the event the Company fails to regain compliance with the Minimum Bid Price Requirement by October 28, 2024, its securities will be delisted.

Results of Operations

Below is a summary of the results of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Operating expenses:	(Unaudited)		(Unaudited)
Research and development	$336,084	$557,843	$679,801	$1,055,557
General and administrative	733,740	919,374	1,704,124	1,978,947
Total operating expenses	$1,069,824	$1,477,217	$2,383,925	$3,034,504

Three and Six Months Ended June 30, 2024 and 2023

Research and Development Expenses

Research and development expenses decreased by $0.2 million and $0.4 million for the three and six months ended June 30, 2024, respectively, compared to prior year periods. The decrease of $0.2 million for the three months ended June 30, 2024 was primarily due to decreases in expenses for drug development and manufacturing. The decrease of $0.4 million for the six months ended June 30, 2024 was primarily due to decreases in expenses for drug development and manufacturing of $0.2 million, toxicology studies of $0.1 million, regulatory consulting costs of $0.1 million and clinical trial cost of $0.1 million offset by an increase in costs associated with the grant to BHC for the second proof-of-concept study in LC of $0.1 million.

General and Administrative Expenses

General and administrative expenses decreased by $0.2 million and $0.3 million for the three and six months ended June 30, 2024, respectively, compared to prior year periods. The decrease of $0.2 million for the three months ended June 30, 2024 was primarily due to decreases in insurance expenses associated with being a public company of $0.1 million and a decrease in accounting and legal fees of $0.1 million. The decrease of $0.3 million for the six months ended June 30, 2024 was primarily due to a decrease in insurance expenses associated with being a public company of $0.2 million and a decrease in accounting and legal fees of $0.1 million.

Liquidity and Capital Resources

Since our inception, we have financed our operations through public offerings of common stock and proceeds from private placements of membership interests and convertible promissory notes. To date, we have not generated any revenue from the sale of products and we do not anticipate generating any revenue from the sales of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of June 30, 2024, our principal source of liquidity was our cash, which totaled $3.0 million.

Equity Financings

On May 22, 2024, we closed a public offering raising gross proceeds of $1.7 million and net proceeds of approximately $1.4 million, after deducting placement agent fees and offering expenses.  There were no equity financings during the six months ended June 30, 2023.

Debt Financings

There were no debt financings during the six months ended June 30, 2024 and 2023. There was no debt outstanding at June 30, 2024 and December 31, 2023.

Future Capital Requirements

We estimate our current cash of $3.0 million at June 30, 2024 is not sufficient to fund operating expenses and capital requirements for at least the next 12 months. The Company will need to raise additional capital within the next six months to remain a going concern and to further advance clinical development and to commercially develop its product candidates. Currently, the research and development activities for the remainder of this fiscal year include the continued funding of the grant to BHC for the completion of their double-blinded, placebo controlled investigator-sponsored study of LC with the combination of valacyclovir and celecoxib; continued prototype development of IMC-2 to be used for a proposed Phase 2 LC study; and continued salaries and benefits.

We plan to raise additional capital to continue clinical development of our product candidates. We will need to finance our cash needs through public or private equity offerings, debt financings, collaboration and licensing arrangements or other financing alternatives. If we raise additional funds by issuing equity securities, our shareholders will experience dilution. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs. As a result, substantial doubt exists regarding our ability to continue as a going concern 12 months from the filing of this report on Form 10-Q. Failure to secure the necessary financing in a timely manner and on favorable terms could have a material adverse effect on the Company’s strategy and value and could require the delay of product development and clinical trial plans.

Summary of Cash Flows

The following table summarizes our cash flows for the six months June 30, 2024 and 2023, respectively:

	Six Months Ended
	June 30,
	2024	2023

	(Unaudited)
Statement of Cash Flows Data:
Net cash (used in) provided by:
Operating activities	$(1,749,160)	$(2,440,864)
Financing activities	1,452,397	—
Decrease in cash	$(296,763)	$(2,440,864)

Cash Flows for the Six Months Ended June 30, 2024 and 2023

Operating Activities

For the six months ended June 30, 2024, net cash used in operations was $1.7 million and consisted of a net loss of $2.3 million offset by a net change in operating assets and liabilities of $0.3 million attributable to an increase in accounts payable and accrued liabilities of $0.1 million and a decrease in prepaid expenses and other current liabilities of $0.2 million and non-cash items of $0.3 million attributable to share-based compensation.

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

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2024 was $1.4 million and was attributable to cash proceeds from our public offering in May 2024, net of placement agent fees and offering costs.

There were no cash flows from financing activities during the six months ended June 30, 2023. There were 467,625 common stock warrants that were cashless exercised during the period. As a result, 189,560 shares of common stock were surrendered at fair value to satisfy the exercise price of the warrants and 278,065 shares of common stock were issued.

Off-Balance Sheet Arrangements

As of June 30, 2024, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Discussion of Critical Accounting Policies and Significant Judgements and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the six months ended June 30, 2024, there were no significant changes to our critical accounting policies from those described in our annual financial statements for the year ended December 31, 2023, which we included in our 2023 Amended Annual Report on Form 10-K/A.

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

Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply until the last day of the fiscal year following the fifth anniversary of the completion of our IPO or until we no longer meet the requirements for being an “emerging growth company,” whichever occurs first.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the six months ended June 30, 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Placement Agency Agreement, dated as of May 19, 2024, between Virios Therapeutics, Inc. and Maxim Group LLC (incorporated by reference herein from Exhibit 1.1 to the Current Report on Form 8-K, filed with the SEC on May 20, 2024)

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

Date: August 9, 2024

VIRIOS THERAPEUTICS, INC.

By:	/s/ Greg Duncan
Name:	Greg Duncan
Title:	Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Angela Walsh
Name:	Angela Walsh
Title:	Senior Vice President of Finance, Corporate Secretary and Treasurer
(Principal Financial and Accounting Officer)