Form 10-Q
period 2024-09-30
Dogwood Therapeutics, Inc.
filed 2024-11-08
CIK 1818844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-39811

Dogwood Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	85-4314201
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

44 Milton Avenue

Alpharetta, GA 30009

(Address of Principal Executive Offices)

(866) 620-8655

(Registrant’s telephone number)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol	Name of Exchange on which registered
Common Stock, par value $0.0001 per share	DWTX	Nasdaq Capital Market

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

As of November 6, 2024, there were 1,332,178 shares of the registrant’s common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

DOGWOOD THERAPEUTICS, INC.

Condensed Balance Sheets

(Unaudited)

	September 30,	December 31,
	2024	2023
	(Unaudited)	(As Adjusted)
Assets
Current assets:
Cash	$2,039,819	$3,316,946
Prepaid expenses and other current assets	243,430	848,496
Total current assets	2,283,249	4,165,442
Total assets	$2,283,249	$4,165,442
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$454,962	$111,913
Accrued expenses	878,856	246,635
Total current liabilities	1,333,818	358,548
Total liabilities	1,333,818	358,548
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.0001 par value; 43,000,000 shares authorized; 1,118,035 and 1,110,317 shares issued and outstanding at September 30, 2024, respectively; and 778,035 and 770,317 shares issued and outstanding at December 31, 2023, respectively	111	77
Preferred stock, $0.0001 par value; 2,000,000 shares authorized, no shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	67,339,522	65,575,167
Accumulated deficit	(66,091,074)	(61,469,222)
	1,248,559	4,106,022
Less: Treasury stock, 7,718 shares of common stock at cost	(299,128)	(299,128)
Total stockholders' equity	949,431	3,806,894
Total liabilities and stockholders' equity	$2,283,249	$4,165,442

The accompanying notes are an integral part of these condensed financial statements.

DOGWOOD THERAPEUTICS, INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue	$—	$—	$—	$—

Operating expenses:
Research and development	535,162	374,200	1,214,964	1,429,757
General and administrative expenses	1,766,010	900,089	3,470,133	2,879,036
Total operating expenses	2,301,172	1,274,289	4,685,097	4,308,793

Loss from operations	(2,301,172)	(1,274,289)	(4,685,097)	(4,308,793)

Other income:
Interest income	20,488	39,215	63,245	115,951
Total other income	20,488	39,215	63,245	115,951

Loss before income taxes	(2,280,684)	(1,235,074)	(4,621,852)	(4,192,842)
Income tax provision	—	—	—	—

Net loss	$(2,280,684)	$(1,235,074)	$(4,621,852)	$(4,192,842)
Basic and diluted net loss per share, as adjusted	$(2.05)	$(1.62)	$(4.95)	$(5.63)
Weighted average number of shares outstanding – basic and diluted, as adjusted	1,110,317	763,750	932,872	744,586

The accompanying notes are an integral part of these condensed financial statements.

DOGWOOD THERAPEUTICS, INC.

Condensed Statements of Changes of Stockholders’ Equity, as Adjusted

(Unaudited)

						Total
	Common Stock		Additional	Accumulated	Treasury	Stockholders’
	Shares	Par	Paid-In Capital	Deficit	Stock	Equity
Balance, December 31, 2023	770,317	$77	$65,575,167	$(61,469,222)	$(299,128)	$3,806,894
Share-based compensation expense	—	—	138,969	—	—	138,969
Net loss	—	—	—	(1,291,335)	—	(1,291,335)
Balance, March 31, 2024	770,317	$77	$65,714,136	$(62,760,557)	$(299,128)	$2,654,528
Proceeds from public offering of common stock, net of offering costs	340,000	34	1,382,136	—	—	1,382,170
Share-based compensation expense	—	—	148,948	—	—	148,948
Net loss	—	—	—	(1,049,833)	—	(1,049,833)
Balance, June 30, 2024	1,110,317	$111	$67,245,220	$(63,810,390)	$(299,128)	$3,135,813
Share-based compensation expense	—	—	94,302	—	—	94,302
Net loss	—	—	—	(2,280,684)	—	(2,280,684)
Balance, September 30, 2024	1,110,317	$111	$67,339,522	$(66,091,074)	$(299,128)	$949,431

						Total
	Common Stock		Additional	Accumulated	Treasury	Stockholders’
	Shares	Par	Paid-In Capital	Deficit	Stock	Equity
Balance, December 31, 2022	733,215	$73	$63,499,628	$(56,173,207)	$—	$7,326,494
Share-based compensation expense	—	—	161,697	—	—	161,697
Net loss	—	—	—	(1,516,864)	—	(1,516,864)
Balance, March 31, 2023	733,215	$73	$63,661,325	$(57,690,071)	$—	$5,971,327
Exercise of warrants	18,705	2	292,253	—	—	292,255
Shares surrendered in cashless warrant exercises	(7,582)	(1)	—	—	(292,254)	(292,255)
Share-based compensation expense	—	—	161,664	—	—	161,664
Net loss	—	—	—	(1,440,904)	—	(1,440,904)
Balance, June 30, 2023	744,338	$74	$64,115,242	$(59,130,975)	$(292,254)	$4,692,087
Proceeds from issuance of common stock under Sales Agreement, net of issuance costs	25,675	3	1,156,440	—	—	1,156,443
Exercise of warrants	440	—	6,874	—	—	6,874
Shares surrendered in cashless warrant exercises	(136)	—	—	—	(6,874)	(6,874)
Share-based compensation expense	—	—	148,305	—	—	148,305
Net loss	—	—	—	(1,235,074)	—	(1,235,074)
Balance, September 30, 2023	770,317	$77	$65,426,861	$(60,366,049)	$(299,128)	4,761,761

The accompanying notes are an integral part of these condensed financial statements.

DOGWOOD THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
		(As Adjusted)
Cash flows from operating activities
Net loss	$(4,621,852)	$(4,192,842)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	382,219	471,666
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	605,066	875,976
Increase (decrease) in accounts payable	343,049	(367,795)
Increase (decrease) in accrued expenses	632,221	(188,323)
Net cash used in operating activities	(2,659,297)	(3,401,318)
Cash flows from financing activities
Proceeds from public offering of common stock, net of offering costs	1,382,170	—
Proceeds from issuance of shares on ATM, net of fees	—	1,156,443
Net cash provided by financing activities	1,382,170	1,156,443
Net decrease in cash	(1,277,127)	(2,244,875)
Cash, beginning of period	3,316,946	7,030,992
Cash, end of period	$2,039,819	$4,786,117

Non-cash financing transactions:
Reduction in equity for shares surrendered in cashless warrant exercises	$—	$299,128

The accompanying notes are an integral part of these condensed financial statements.

DOGWOOD THERAPEUTICS, INC.

Notes to Condensed Financial Statements

(Unaudited)

1Organization and Nature of Business

Dogwood Therapeutics, Inc. (“Dogwood”), formerly known as Virios Therapeutics, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on December 16, 2020 through a corporate conversion (the “Corporate Conversion”) just prior to the Company’s initial public offering (“IPO”). The Company was originally formed on February 28, 2012 as a limited liability company (“LLC”) under the laws of the State of Alabama as Innovative Med Concepts, LLC. On July 23, 2020, the Company changed its name from Innovative Med Concepts, LLC to Virios Therapeutics, LLC. On October 7, 2024, the Company acquired Pharmagesic (Holdings) Inc., a Canadian corporation (“Pharmagesic”) and the parent company of Wex Pharmaceuticals, Inc., and changed its name from Virios Therapeutics, Inc. to Dogwood Therapeutics, Inc. (the “Name Change”) on October 9, 2024 (See Note 11 – Subsequent Events in these Notes to condensed financial statements). Because the acquisition was consummated on October 7, 2024, the Company’s condensed financial statements as of September 30, 2024 do not reflect the impact of the Company’s acquisition of Pharmagesic.

Dogwood operates in one segment and is a pre-revenue, development-stage biopharmaceutical company focused on developing new medicines to treat pain and fatigue-related disorders. The Dogwood research pipeline is focused on two separate mechanistic pillars; NaV 1.7 modulation to treat chronic and acute pain disorders and combination antiviral therapies targeting reactivated herpes virus mediated illnesses.  The proprietary non-opioid, NaV 1.7 analgesic program is centered on our lead development candidate Halneuron®.  Halneuron® is a voltage-gated sodium channel blocker, a mechanism known to be effective for reducing pain. Halneuron® treatment has demonstrated pain reduction of both general cancer related pain and chemotherapy-induced neuropathic pain (“CINP”).  Our forthcoming Halneuron® Phase 2b study will commence in Q1 2025. The antiviral program includes IMC-1 and IMC-2, which are novel, proprietary, fixed dose combinations of nucleoside analog, anti-herpes antivirals and the anti-inflammatory agent, celecoxib for the treatment of fibromyalgia (“FM”) and Long-COVID (“LC”). Top-line data from an ongoing IMC-2 Phase 2 LC study are expected in November 2024.  IMC-1 is poised to progress into Phase 3 development as a treatment for FM and is the focus of external partnership activities.

Going Concern

Since its founding, the Company has been engaged in research and development activities, as well as organizational activities, including raising capital. The Company has not generated any revenues to date. As such, the Company is subject to all of the risks associated with any development-stage biotechnology company that has substantial expenditures for research and development. Since inception, the Company has incurred losses and negative cash flows from operating activities. The Company has funded its losses primarily through issuance of members’ interests, convertible debt instruments and issuance of equity securities. For the three and nine months ended September 30, 2024 and 2023, the Company incurred net losses of $2,280,684 and $4,621,852, respectively, and $1,235,074 and $4,192,842, respectively, and had net cash outflows used in operating activities for the nine months ended September 30, 2024 and 2023 of $2,659,297 and $3,401,318, respectively. As of September 30, 2024, the Company had an accumulated deficit of $66,091,074 and is expected to incur losses in the future as it continues its development activities.

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

In July 2023, the Company received positive data from an exploratory, open-label, proof of concept study in LC funded by an unrestricted grant provided to the Bateman Horne Center (“BHC”). BHC enrolled female patients diagnosed with LC illness, otherwise known as Post-Acute Sequelae of COVID-19 infection (“PASC”). Patients treated with a combination of valacyclovir and celecoxib (“Val/Cel”), as well as routine care, exhibited clinically and statistically significant improvements in fatigue, pain, and symptoms of autonomic dysfunction as well as ratings of general well-being related to LC when treated open-label for 14 weeks, as compared to a control cohort of female LC patients matched by age and length of illness and treated with routine care only. The statistically significant improvements in PASC symptoms and general health status were particularly encouraging given that the majority of patients in the study had been vaccinated for the COVID-19 virus and the mean duration of LC illness was two years for both the treated and control cohort prior to enrollment in this study. These encouraging results led to BHC requesting a second investigator initiated grant from the Company to assess Val/Cel under double-blind, placebo controlled conditions, with results from this ongoing trial expected in November 2024.

At September 30, 2024, the Company had cash of $2.0 million. On October 7, 2024, the Company received $16.5 million in loan proceeds with an additional $3.0 million expected to be received in February 2025 under a Loan Agreement as described in Note 11 – Subsequent Events in these Notes to condensed financial statements. Based on current projections, and assuming we secure the anticipated $3.0 million of additional loan proceeds under the Loan Agreement, we believe we will have sufficient capital to fund operations until the end of 2025. Due to the inherent uncertainty involved in making estimates and the risks associated with the research, development, and commercialization of biotechnology products, we may have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us.

As of the issuance date of these condensed financial statements, cash is not sufficient to fund operating expenses and capital requirements for at least the next 12 months. Dogwood will need to secure the $3.0 million in additional loan proceeds in February 2025 to fund its operations through the end of 2025 and will require additional financing to fund its ongoing clinical trials and operations beyond 2025 to continue to execute its strategy. Management plans to explore various dilutive and non-dilutive sources of funding, including equity financings, debt financings, collaboration and licensing arrangements or other financing alternatives. There is no assurance that such financings will be available when needed or on acceptable terms. Accordingly, there is substantial doubt about the Company’s ability to operate as a going concern within one year after the issuance date of these condensed financial statements. The condensed financial statements have been prepared on a going concern basis and do not include any adjustments to reflect this uncertainty.

Nasdaq Listing

As previously reported, on November 2, 2023, the Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market, LLC (“Nasdaq”) notifying the Company that, for the previous 30 consecutive business days, the bid price for the Company’s common stock, par value $0.0001 per share (“Common Stock”) had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq (the “Minimum Bid Price Requirement”). The letter stated that the Company had 180 calendar days, or until April 30, 2024 to regain compliance such that the closing bid price for the Company’s Common Stock is at least $1.00 for a minimum of 10 consecutive business days.

On May 1, 2024, the Company received another letter from Nasdaq informing it that the Company’s Common Stock had failed to comply with the $1.00 minimum bid price required for continued listing and, as a result, the Company’s Common Stock continues to be subject to delisting. Following receipt of the letter, the

Company requested a hearing with Nasdaq. On June 11, 2024, the Company received notice from Nasdaq that the Nasdaq Hearing Panel had granted the Company an exception until October 28, 2024 to regain compliance with the Minimum Bid Price Requirement. On October 29, 2024, the Company received a letter from Nasdaq stating that the Company had regained compliance with the Minimum Bid Price Requirement because the Company’s Common Stock had a closing bid price of at least $1.00 per share for more than ten consecutive business days.

2Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed interim financial statements are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and accompanying notes as found in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2023 filed with the SEC on March 8, 2024 (the “2023 Amended Annual Report on Form 10-K/A”). In the opinion of management, the unaudited condensed interim financial statements reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. The December 31, 2023 balance sheet included herein was derived from the audited financial statements, but does not include all disclosures, including notes, required by U.S. GAAP for complete financial statements. Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Reverse Stock Split

On October 9, 2024, we effected a reverse stock split of 25 shares for 1 share of Common Stock (“the Reverse Stock Split”). The Reverse Stock Split reduced the number of shares of Common Stock issued (which includes outstanding shares and treasury shares) from 27,950,888 shares to 1,118,035 shares, and reduced shares outstanding from 27,757,937 shares to 1,110,317 shares. There was no change to the total number of shares of Common Stock that the Company is authorized to issue and there was no change in the par value of the Common Stock, and no fractional shares were issued. All share and per share amounts in the financial statements and footnotes have been retroactively adjusted for all periods presented to give effect to the Reverse Stock Split. As a result of the Reverse Stock Split, the exercise prices and number of shares to be issued under each of our outstanding option and warrant agreements were proportionately adjusted. As a result of the changes, there was a reclassification of $1,867 to additional paid in capital from par value of Common Stock and treasury stock as of December 31, 2023. The cash settlement of fractional shares that occurred in October 2024 was less than $1,000.

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

Basic and Diluted Net Loss per Share

Basic net loss per common share (“EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted EPS reflects potential dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if all potential common shares had been issued and were dilutive. However, potentially dilutive securities are excluded from the computation of diluted EPS to the extent that their effect is anti-dilutive. For the three and nine months ended September 30, 2024 and 2023, the Company had options to purchase 92,777 and 77,745 shares of Common Stock, respectively, and warrants to purchase 7,755 shares of Common Stock outstanding that were anti-dilutive.

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

3	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2024	2023
Prepaid insurance	$171,708	$702,352
Prepaid clinical research costs	11,144	133,819
Prepaid accounting fees	31,975	—
Prepaid services	7,763	8,766
Other miscellaneous current assets	20,840	3,559
	$243,430	$848,496

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

5Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2024	2023
Accrued professional fees	$627,451	$27,550
Accrued interest on preferred members’ interests	188,085	188,085
Accrued vacation	49,370	—
Accrued director fees	13,950	31,000
	$878,856	$246,635

6Stockholders’ Equity

The Company’s certificate of incorporation, adopted on December 16, 2020, authorizes the issuance of two classes of stock: 43,000,000 shares of Common Stock and 2,000,000 shares of preferred stock, each with a par value of $0.0001 per share.

At-the-market Offering

On July 14, 2023, the Company entered into a Capital on DemandTM Sales Agreement (the “Sales Agreement”) with JonesTrading Institutional Services LLC (“JonesTrading”) relating to shares of Common Stock, par value $0.0001 per share. In accordance with the terms of the Sales Agreement, the Company could offer and sell shares of Common Stock having an aggregate offering price of up to $6,700,000 from time to time through JonesTrading, acting as sales agent or principal, in which is commonly referred to as an “at-the-market” (“ATM”) program. On August 14, 2023, the Company announced a halt to sales under the Sales Agreement and on September 18, 2023, the Company announced the termination of the Sales Agreement with JonesTrading effective September 28, 2023.  Before the termination of the Sales Agreement, the Company sold 25,675 shares of Common Stock under the ATM program at a weighted-average gross sales price of approximately $52.78 per share and raised $1,355,090 of gross proceeds. The total commissions and related legal and accounting fees were approximately $198,650, and the Company received net proceeds of approximately $1,156,440.

Public Offering

On May 19, 2024, the Company entered into an agreement with Maxim Group LLC as placement agent in connection with the issuance and sale by the Company in a public offering of 340,000 shares of its Common Stock at a public offering price of $5.00 per share (the “Offering”), pursuant to an effective shelf registration statement on Form S-3 (File No. 333-263700).  The Offering closed on May 22, 2024, and the gross proceeds from the Offering were $1,700,000. The net proceeds of the Offering were $1,382,170 after deducting placement agent fees and offering expenses payable by the Company.

7Related Parties

The Company uses Gendreau Consulting, LLC, a consulting firm (“Gendreau”), for drug development, clinical trial design and planning, implementation and execution of contracted activities with clinical research organizations. Gendreau’s managing member is the Company’s Chief Medical Officer (“CMO”). The Company may continue to contract the services of the CMO’s spouse through Gendreau to serve as the Company’s Medical Director and to perform certain activities in connection with the Company’s ongoing clinical development of its product candidates. During the three and nine months ended September 30, 2024 and 2023, the Company paid Gendreau $1,848 and $3,231, respectively, and $26,652 and $101,432, respectively, and had accounts payable to Gendreau of $5,399 as of September 30, 2024 and none as of December 31, 2023.

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

9Share-based compensation

Equity Incentive Plan

On June 16, 2022, the stockholders of the Company approved the Amended and Restated 2020 Equity Incentive Plan (the “Plan”) to increase the total number of shares of Common Stock reserved for issuance under the Plan by 50,000 shares to 82,500 total shares issuable under the Plan. As of September 30, 2024, 1,423 shares of Common Stock were available for future grants under the Plan. The table below sets forth the outstanding options to purchase shares of Common Stock under the Plan:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(Years)
Outstanding at December 31, 2023	66,046	$119.42	8.08
Granted	15,031	8.93	—
Exercised	—	—	—
Outstanding at September 30, 2024	81,077	$98.93	7.71
Exercisable at September 30, 2024	53,113	$142.89	7.13

During the nine months ended September 30, 2024, the Company granted certain individuals options to purchase 15,031 shares of the Company’s Common Stock with an average exercise price of $8.925 per share, contractual terms of 10 years and a vesting period of one year. The options had an aggregate grant date fair value of $105,931 that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model included: (1) discount rate of 4.2975% based on the daily par yield curve rates for U.S. Treasury obligations, (2) expected life of 5.5 years based on the simplified method (vesting plus contractual term divided by two), (3) expected volatility of 100.76% based on the average historical volatility of comparable companies’ stock, (4) no expected dividends and (5) fair market value of the Company’s stock of $8.925 per share.

During the nine months ended September 30, 2023, the Company granted certain individuals options to purchase 1,260 shares of the Company’s Common Stock with an average exercise price of $46.25 per share, contractual terms of 10 years and a vesting period of one year. The options had an aggregate grant date fair value of $45,360 that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model included: (1) discount rate of 3.89% based on the daily par yield curve rates for U.S. Treasury obligations, (2) expected life of 5.5 years based on the simplified method (vesting plus contractual term divided by two), (3) expected volatility of 98.66% based on the average historical volatility of comparable companies’ stock, (4) no expected dividends and (5) fair market value of the Company’s stock of $46.25 per share.

As of September 30, 2024 the aggregate intrinsic value of options outstanding was $0.

The Company recognized share-based compensation expense related to stock options during the three and nine months ended September 30, 2024 and 2023, of $94,302 and $382,219, respectively, and $148,305 and $471,666, respectively. The unrecognized compensation expense for stock options at September 30, 2024 was $263,173.

Stock Options for Unregistered Securities

In addition to the stock options issued under the Plan, and in conjunction with the IPO, the Company granted non-qualified stock options to purchase 11,700 shares of Common Stock as provided for in the President’s employment agreement (the “President Options”). The President Options are exercisable within 10 years of the date of grant at $250.00 per share, were 100% vested at the grant date and have a remaining contractual term of 6.21 years. As of September 30, 2024, there was no unrecognized compensation expense related to these options as they were 100% vested upon issuance. The shares of Common Stock issuable upon exercise of the President Options will be unregistered, and the option agreement does not include any obligation on the part of the Company to register such shares of Common Stock. Consequently, the Company has not recognized a contingent liability associated with registering the securities for the arrangement. As of September 30, 2024, the aggregate intrinsic value of the President Options was $0.

Underwriters Warrants

In conjunction with the IPO, the Company granted the underwriters warrants to purchase 6,900 shares of Common Stock at an exercise price of $312.50 per share. The warrants became 100% exercisable on December 21, 2021.

In conjunction with the Offering in September 2022, the Company granted the Underwriter warrants to purchase 20,000 shares of Common Stock at an exercise price of $15.625 per share (the “Representative Warrants”). The Representative Warrants became 100% exercisable on March 18, 2023.

For the nine months ended September 30, 2023, there were 19,145 Representative Warrants cashless exercised. As a result, 7,718 shares of Common Stock were surrendered at fair value to satisfy the exercise price of these warrants and 11,427 shares of Common Stock were issued. The surrendered shares are shown as treasury stock at a cost of $299,128 in stockholders’ equity at September 30, 2023.

There were no warrant exercises for the nine months ended September 30, 2024.

There is no unrecognized compensation expense for these awards as of September 30, 2024.

The table below sets forth the outstanding warrants to purchase common shares:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(Years)
Outstanding at December 31, 2023	7,755	$279.77	2.16
Granted	—	—	—
Outstanding at September 30, 2024	7,755	$279.77	1.40
Exercisable at September 30, 2024	7,755	$279.77	1.40

As of September 30, 2024, the aggregate intrinsic value of the warrants outstanding was $0.

10Income Taxes

As of December 31, 2023, the Company had U.S. federal and state net operating loss carryforwards of approximately $26,497,000, which have an indefinite carryforward and Georgia and Florida state net operating loss carryforwards of approximately $33,701,000 and $898,000, respectively, which have a twenty-year carryforward and begin expiring in 2037.

As of September 30, 2024, the Company has not generated sufficient positive evidence for future earnings to support a position that it will be able to realize its net deferred tax asset. The Company has significant negative evidence to overcome in the form of cumulative pre-tax losses from continuing operations since its formation, as well as projected losses for the current year. Therefore, it will continue to maintain a full valuation allowance on its U.S. federal and state net deferred tax asset. The change in the valuation allowance offset the income tax benefit related to the net operating loss for the three and nine months ended September 30, 2024 and 2023. The Company does not have any material unrecognized tax benefits as of September 30, 2024.

11Subsequent Events

Share Exchange Agreement

On October 7, 2024, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Sealbond Limited, a British Virgin Islands corporation (“Sealbond”), pursuant to which the Company acquired 100% of the issued and outstanding common shares of Pharmagesic (Holdings) Inc., a Canadian corporation (“Pharmagesic”) (such transaction, the “Combination”). Prior to the Combination, Pharmagesic was a wholly-owned subsidiary of Sealbond and an indirect wholly-owned subsidiary of CK Life Sciences Int’l., (Holdings) Inc. (“CKLS”), a listed entity on the Main Board of the Hong Kong Stock Exchange.

Under the terms of the Exchange Agreement, on October 7, 2024 (the “Closing”), in exchange for all of the outstanding common shares of Pharmagesic immediately prior to the Effective Time, the Company issued to Sealbond, as sole shareholder of Pharmagesic, an aggregate of (A) 211,383 shares of the Company’s unregistered Common Stock, which shares shall represent a number of shares equal to no more than 19.99% of the outstanding shares of Common Stock as of immediately before the Effective Time and (B) 2,108.3854 shares of the Company’s unregistered Series A Non-Voting Convertible Preferred Stock, par value $0.0001 per share (“Series A Preferred Stock”) (as described below). The issuance of the shares of Common Stock and Series A Preferred Stock to Sealbond occurred on October 9, 2024. Each share of Series A Preferred Stock is convertible into 10,000 shares of Common Stock, subject to certain conditions described in the Exchange Agreement. The Combination was intended to be treated as a taxable exchange for U.S. federal income tax purposes. As of the issuance date of these financial statements, the initial accounting for the Combination is not complete.

The Board of Directors of the Company (the “Board”) approved the Exchange Agreement and the related transactions, and the consummation of the Combination was not subject to approval of Company stockholders. Pursuant to the Exchange Agreement, the Company agreed to hold a stockholders’ meeting to submit the certain matters to its stockholders for their consideration, including: (i) the approval of the conversion of shares of Series A Preferred Stock into shares of Common Stock in accordance with the rules of the Nasdaq Stock Market LLC (the “Conversion Proposal”) and (ii) the approval of a “change of control” under Nasdaq Listing Rules 5110 and 5635(b) (the “Change of Control Proposal”); and together with the Conversion Proposal, the “Meeting Proposals”). In connection with these matters, the Company agreed to file a proxy statement on Schedule 14A with the SEC at any time between the interim analysis readout of the Phase 2b study for Halneruon® and June 30, 2026, or earlier, if mutually agreed upon by both parties.

Series A Preferred Stock

Holders of Series A Preferred Stock are entitled to receive dividends on shares of Series A Preferred Stock (on an as-if-converted-to-Common-Stock basis, without regard to the Beneficial Ownership Limitation (as defined in the Certificate of Designation), equal to and in the same form, and in the same manner, as dividends (other than dividends on shares of the Common Stock payable in the form of Common Stock) actually paid on shares of the Common Stock when, as if such dividends (other than dividends payable in the form of Common Stock) are paid on the shares of the Common Stock; provided, however, in no event shall Holders of Series A Preferred Stock be entitled to receive the “rights” distributed pursuant to the CVR Agreement, or any amounts paid under the CVR Agreement. In addition, holders of Series A Preferred Stock shall be entitled to receive, and the Company shall pay, payment-in-kind dividends on each share of Series A Preferred Stock, accruing at a rate equal to five percent (5.0%) per annum payable in shares of Series A Preferred Stock on the date that is 180 days after the date of the original issuance of such Series A Preferred Stock or such earlier date that that such holder may convert any portion of the Series A Preferred Stock to Common Stock.

Except as otherwise required by law, the Series A Preferred Stock does not have voting rights. However, as long as any shares of Series A Preferred Stock are outstanding, the Company may not, without the affirmative vote of the holders of a majority of the then-outstanding shares of the Series A Preferred Stock, (i) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock or alter or amend the Certificate of Designation, amend or repeal any provision of, or add any provision to, the Charter or Amended and Restated Bylaws of the Company, or file any articles of amendment, certificate of designations, preferences, limitations and relative rights of any series of Preferred Stock, if such action would adversely alter or change the preferences, rights, privileges or powers of, or restrictions provided for the benefit of the Series A Preferred Stock, regardless of whether any of the foregoing actions shall be by means of amendment to the Charter or by merger, consolidation, recapitalization, reclassification, conversion or otherwise, (ii) issue further shares of Series A Preferred Stock, or increase or decrease (other than by conversion) the number of authorized shares of Series A Preferred Stock (iii) prior to the Stockholder Approval (as defined in the Certificate of Designation) or at any time while at least 30% of the originally issued Series A Preferred Stock remains issued and outstanding, consummate either: (A) any Fundamental Transaction (as defined in the Certificate of Designation) or (B) any merger or consolidation of the Company with or into another entity or any stock sale to, or other business combination in which the stockholders of the Company immediately before such transaction do not hold at least a majority of the capital stock of the Company immediately after such transaction, or (iv) enter into any agreement with respect to any of the foregoing.

The Series A Preferred Stock shall rank on parity with the Common Stock as to distributions of assets upon liquidation, dissolution or winding-up of the Company, whether voluntarily or involuntarily.

Following stockholder approval of the Conversion Proposal, each share of Series A Preferred Stock will automatically convert into 10,000 shares of Common Stock, subject to certain limitations provided in the Certificate of Designation, including that the Company shall not affect any conversion of Series A Preferred Stock into shares of Common Stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage of the total number of shares of Common Stock issued and outstanding immediately after giving effect to such conversion (the “Beneficial Ownership Limitation”);

provided, however, that the Beneficial Ownership Limitation will not apply after the stockholder approval of the Change of Control Proposal and upon the occurrence of certain other events as set forth in the Certificate of Designation. If at any time following the earliest of (a) Stockholder Approval (as defined in the Certificate of Designation), (b) the interim analysis of the Phase 2b study for Halneuron® proves futile, (c) Dogwood is delisted from Nasdaq, (d) the interim analysis of the Phase 2b study for Halneuron® is not completed by December 31, 2025, or (e) June 30, 2026, the Company fails to deliver to a Holder certificates representing shares of Common Stock or electronically deliver such shares, the Series A Preferred Stock is redeemable for cash at the option of the holder thereof at a price per share equal to the then-current Fair Value (as defined and described in the Certificate of Designation) of the Series A Preferred Stock for any undeliverable shares.

Form of Repurchase Agreement

The terms of the Exchange Agreement provides that Sealbond has the right to exercise an option, but not an obligation, after the Closing and upon the occurrence of certain conditional events including continued listing requirements, to acquire all of the Company’s and its direct and indirect subsidiaries’ intellectual property, rights, title, regulatory submissions, assignment of contracts, data and interests, as of the time of such acquisition, in and to tetrodotoxin and Halneuron®, in accordance with the terms and conditions of the form of Repurchase Agreement for a cash settlement value as defined in the agreement.

Contingent Value Rights Agreement

Concurrently with the Closing of the Combination, the Company entered into a contingent value rights agreement (the “CVR Agreement”) with a rights agent (the “Rights Agent”), pursuant to which each holder of Common Stock as of October 17, 2024, including those holders receiving shares of Common Stock in connection with the Combination, was entitled to one contractual contingent value right (each, a “CVR”) issued by the Company, subject to and in accordance with the terms and conditions of the CVR Agreement, for each share of Common Stock held by such holder as of 5:00 p.m. Eastern Daylight Time on October 17, 2024. The CVR Agreement has a term of seven years.

Each contingent value right entitles the holders (the “Holders”) thereof, in the aggregate, to 87.75% of any Upfront Payment (as defined in the CVR Agreement) or Milestone Payment (as defined in the CVR Agreement) received by the Company in a given calendar quarter.

The distributions in respect of the CVRs that become payable will be made on a quarterly basis and will be subject to a number of deductions, subject to certain exceptions or limitations, including but not limited to for certain taxes and certain out-of-pocket expenses incurred by the Company.

Under the CVR Agreement, the Rights Agent has, and Holders of at least 30% of the CVRs then-outstanding have, certain rights to audit and enforcement on behalf of all Holders of the CVRs. The CVRs may not be sold, assigned, transferred, pledged, encumbered or in any other manner transferred or disposed of, in whole or in part, other than as permitted pursuant to the CVR Agreement. The Holders of the CVRs do not have the rights of a shareholder and do not have the ability to vote, rights to dividends, or other interests. The CVRs also establish certain restrictions of mergers and change in control activities, as defined in the agreement.

Loan Agreement

On October 7, 2024, in connection with the Exchange Agreement, the Company entered into a Loan Agreement (the “Loan Agreement”) with Conjoint Inc., a Delaware corporation (“Lender”) and an affiliate of CKLS. Pursuant to the Loan Agreement, Lender agreed to make a loan to the Company in the aggregate principal amount of $19,500,000, of which (i) $16,500,000 was disbursed on October 7, 2024 and (ii) $3,000,000 will be disbursed on February 18, 2025, subject in each case to certain conditions described in the Loan Agreement. Pursuant to the terms of the Loan Agreement, the proceeds are to be used for the purpose of (1) funding operations and (2) performing clinical and research & development activities related to Halneuron®. The Loan Agreement bears interest at the Secured Overnight Financing Rate (“SOFR”) plus

2.00%, that increases by 1.00% in the event of default that resets on an annual basis on October 1st. The Loan Agreement is payable in full with principal and accrued interest on October 7, 2027.

Registration Rights Agreement

On October 7, 2024, in connection with the Exchange Agreement, the Company and Sealbond entered into a Registration Rights Agreement (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, if, at any time after April 30, 2025, the Company receives a request from holders of at least forty percent (40%) of the Registrable Securities (as defined in the Registration Rights Agreement) then outstanding that the Company file a Form S-1 registration statement with respect to at least forty percent (40%) of the Registrable Securities then outstanding; provided, that, if at the time of such request, the only holder of Registrable Securities is Sealbond, there shall be no threshold percent to make such request and such threshold percent that must be covered by such request shall be thirty percent (30%) (or, in each case, a lesser percent if the anticipated aggregate offering price, net of Selling Expenses (as defined in the Registration Rights Agreement), would exceed $10,000,000), then the Company shall  as soon as practicable, and in any event within sixty (60) days after the date of such request, file a Form S-1 registration statement with the SEC.

If, at any time after April 30, 2025, the Company receives a request from holders of at least thirty percent (30%) of the Registrable Securities then outstanding that the Company file a Form S-3 registration statement with respect to outstanding Registrable Securities of such holders having an anticipated aggregate offering price, net of Selling Expenses, of at least $7,500,000; provided, that, if at the time of such request, the only holder of Registrable Securities is Sealbond, there shall be no threshold percent to make such request and the anticipated aggregate offering price, net of Selling Expenses, must be at least $1,000,000, then the Company shall as soon as practicable, and in any event within thirty (30) days after the date of such request, file a Form S-3 registration statement with the SEC.

Name Change

On October 7, 2024, the Company filed the Charter Amendment pursuant to which, effective October 9, 2024, the Company (i) effectuated the Name Change and (ii) effectuated the Reverse Stock Split described below. Pursuant to the Delaware General Corporation Law, a stockholder vote was not necessary to effectuate the Name Change and it does not affect the rights of the Company’s stockholders.

In addition, effective at the open of market trading on October 9, 2024, the Company’s Common Stock ceased trading under the ticker symbol “VIRI” and began trading on the Nasdaq Stock Market under the ticker symbol “DWTX”.

Support Agreements

In connection with the execution of the Exchange Agreement, the Company entered into stockholder support agreements (the “Company Stockholder Support Agreements”) with certain of the Company’s directors and executive officers (solely in their capacity as stockholders of the Company). Pursuant to the Company Stockholder Support Agreements, among other things, each of the Company stockholder parties thereto has agreed to vote or cause to be voted all of the shares of Common Stock owned by such stockholder in favor of the Meeting Proposals including the Conversion Proposal and the Change of Control Proposal discussed above.

Reverse Stock Split

On October 7, 2024, the Company filed the Charter Amendment to effect the Reverse Stock Split, resulting in outstanding shares of Common Stock of 1,110,317 prior to the issuance of shares pursuant to the Exchange Agreement. The Reverse Stock Split was effective in accordance with the terms of the Charter Amendment at Reverse Split Effective Time, prior to the issuance of shares of Common Stock pursuant to the Exchange

Agreement. At the Reverse Split Effective Time, every 25 shares of the Company’s issued and outstanding Common Stock converted automatically into one issued and outstanding share of Common Stock.

The Reverse Stock Split affected all stockholders uniformly and did not by itself alter any stockholder’s percentage interest in the Company’s equity, except to the extent that the Reverse Stock Split would result in a stockholder owning a fractional share. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would otherwise be entitled to receive a fractional share received a cash payment equal to the fair market value of such fractional share as of the Reverse Split Effective Time, as determined in good faith by the Board.

As described in Note 2, all share and per share amounts in the financial statements and footnotes have been retroactively adjusted for all periods presented to give effect to the Reverse Stock Split.

Transaction Costs

In connection with the Combination, the Company incurred transaction costs, not including financial advisory fees, of approximately $1,033,000 during the three and nine months ended September 30, 2024 that are included as general and administrative expenses in the statement of operations for the three and nine months ended September 30, 2024.

Tungsten Advisors (through its Broker-Dealer, Finalis Securities LLC) (“Tungsten”) acted as the financial advisor to the Company in connection with the Combination. As partial compensation for services rendered by Tungsten, the Company issued to Tungsten and its affiliates and designees an aggregate of 10,568 shares of Common Stock and 105.4190 shares of Series A Preferred Stock and paid $1,155,000 of cash in October 2024. All of the compensation to Tungsten was contingent on the closing of the Combination.

Additional general and administrative costs will continue to be incurred as Dogwood seeks to satisfy the obligations under the Exchange Agreement, Loan Agreement and related agreements.

Stock Options Modifications

In connection with the Combination, the Company changed its composition of the Board resulting in the resignation of one of its directors. In connection with this change, the Company agreed to accelerate the vesting of 116 stock options and extend the exercise period of all of the outstanding options issued under the Company’s Plan of 851 stock options to the one year anniversary date of the director’s resignation.

Amended and Restated Incentive Plan

In connection with the Combination, the Company’s Board approved a Second Amended and Restated 2020 Equity Incentive Plan that authorizes 2,278,233 shares, after adjusting for the effects of the Reverse Stock Split, and sets annual limits of 20,000 shares for individuals and 8,000 shares for non-employee directors. The plan terminates on the tenth anniversary of its effective date. The effectiveness of the Second Amended and Restated 2020 Equity Incentive Plan remains subject to stockholder approval. Dogwood does not anticipate putting the Second Amended and Restated 2020 Equity Incentive Plan up for stockholder approval by vote at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q.  This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties.  See the 2023 Amended Annual Report on Form 10-K/A, under “Risk Factors”, available on the SEC EDGAR website at www.sec.gov, Part II, and Item IA of the report, for a discussion of the uncertainties, risks and assumptions associated with these statements.  Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those risks noted above. As used in this report, unless the context suggests otherwise, the “Company” refers to Virios Therapeutics, Inc. as of September 30, 2024. As used in this report, unless the context suggests otherwise, “we,” “us,” “our,” “Dogwood” or “Dogwood Therapeutics, Inc.” refer to the Company after the effective time of the Combination.

All share and per share amounts, including the exercise or conversion price of any of our securities, reflect, as applicable, the occurrence of a 25-for-1 reverse split of our common stock that became effective on October 9, 2024.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	any future payouts under the contingent value right, or CVR, issued to our holders of record as of the close of business on October 17, 2024;
●	any expected or unexpected transaction costs or expenses resulting from the Combination;
●	any benefits related to the Combination;
●	our business strategies;
●	our ability to obtain regulatory approval of our product candidate and any other product candidates we may develop, and the labeling under any regulatory approval we may obtain;
●	risks relating to the timing and costs of clinical trials and the timing and costs of other expenses;
●	timing and likelihood of success of our clinical trials and regulatory approval of our product candidates;
●	risks associated with our reliance on third-party organizations;

●	our competitive position;
●	assumptions regarding the size of the available market, product pricing and timing of commercialization of our product candidates, if approved;
●	our intellectual property position and our ability to maintain and protect our intellectual property rights;
●	our results of operations, financial condition, liquidity, prospects, and growth strategies;
●	our strategies to maintain the listing of our common stock;
●	our cash needs and financing plans;
●	the industry in which we operate; and
●	the trends that may affect the industry or us.

Overview

We are a pre-revenue, development-stage biopharmaceutical company focused on developing new medicines to treat pain and fatigue-related disorders. Our pipeline is focused on two separate mechanistic pillars; NaV 1.7 modulation to treat chronic and acute pain disorders and combination antiviral therapies targeting reactivated herpes virus mediated illnesses.  The proprietary non-opioid, NaV 1.7 analgesic program is centered on our lead development candidate Halneuron®. Halneuron® is a voltage-gated sodium channel blocker, a mechanism known to be effective for reducing pain. Halneuron® treatment has demonstrated pain reduction of both general cancer related pain and chemotherapy-induced neuropathic pain (“CINP”). Our forthcoming Halneuron® Phase 2b study will commence in Q1 2025. The antiviral program includes IMC-1 and IMC-2, which are novel, proprietary, fixed dose combinations of nucleoside analog, anti-herpes antivirals and the anti-inflammatory agent, celecoxib for the treatment of fibromyalgia (“FM”) and Long-COVID (“LC”). Top-line data from an ongoing IMC-2 Phase 2 LC study are expected in November 2024. IMC-1 is poised to progress into Phase 3 development as a treatment for FM and is the focus of external partnership activities. Following the closing of the Combination described below in which we acquired Pharmagesic (Holdings) Inc. on October 7, 2024, we have a pipeline of assets with significant value creation potential.

The following chart reflects our current pipeline and the development stage of each product candidate.

We plan to advance the development of the following clinical programs over the next twelve months:

NaV 1.7 Non-opioid Analgesic Program

We plan to develop Halneuron®, which was acquired as part of the Combination. Halneuron® is a proven sodium channel blocker known to be effective for pain relief. Halneuron® is currently in Phase 2b development for CINP and anticipated to have an interim efficacy readout in 2H of 2025. Halneuron® has completed a Phase 2 study (n=165) in cancer related pain (“CRP”) whereby patients were randomized to Halneuron® or placebo in a multicenter trial to test for efficacy and safety of Halneuron® for moderate to severe inadequately controlled CRP. The results were statistically significant based on a pain reduction endpoint and some patients demonstrated pain relief for more than 30 days post the injection period.  Halneuron® showed an acceptable safety profile in cancer patients.

Halneuron® has also completed a Phase 2a signal seeking study (n=125) in chemotherapy induced neuropathic pain (“CINP”), whereby patients were randomized to three doses of Halneuron® and two dose regiments or placebo. The purpose of this study was to identify the dose and regimen for a Phase 2b study in CINP. The results of this study showed that Halneuron® high doses delivered greater pain reduction as compared to low doses, that QD dosing was comparable to BID dosing in terms of pain reduction, and that low doses were better tolerated.

The FDA has granted Halneuron® fast track status for the treatment of CINP.

Antiviral Program

We plan to continue development of IMC-1 and IMC-2 which are novel, proprietary, fixed dose combinations of nucleoside analog, anti-herpes antivirals and the anti-inflammatory agent, celecoxib. IMC-1 is a novel combination of famciclovir and celecoxib intended to synergistically suppress herpesvirus activation and replication, with the end goal of reducing viral mediated disease burden. IMC-2 is a combination of valacyclovir and celecoxib that like IMC-1, is intended to synergistically suppress herpesvirus activation and replication with a more specific activity against the Epstein-Barr virus (herpesvirus HHV-4).

IMC-1 is a Phase 3 ready asset for the treatment of FM. The Company and the FDA have agreed upon the Phase 3 program requirements for IMC-1, which includes a pharmacokinetic/food effect study, a head-to-head twelve week study of IMC-1 versus placebo, a multifactorial twelve week study of IMC-1 versus placebo, versus famciclovir versus celecoxib and a long-term extension study. We are exploring Phase 3 development partnership opportunities, inclusive of advancing the development of an IMC-1 extended-release dosage formulation to extend intellectual property (“IP”) for this asset.

IMC-2 has been studied in an exploratory, open-label, proof of concept study in LC funded by an unrestricted grant provided to the Bateman Horne Center (“BHC”) by the Company. BHC is a non-profit, interdisciplinary Center of Excellence advancing the diagnosis and treatment of chronic fatigue disorders including myalgic encephalomyelitis/chronic fatigue syndrome, FM, post-viral syndromes, and related comorbidities. BHC enrolled female patients diagnosed with LC illness, otherwise known as PASC.  Patients treated with a combination of Val/Cel, as well as routine care, exhibited clinically and statistically significant improvements in fatigue, pain, and symptoms of autonomic dysfunction as well as ratings of general well-being related to LC when treated open-label for 14 weeks, as compared to a control cohort of female LC patients matched by age and length of illness and treated with routine care only. The statistically significant improvements in PASC symptoms and general health status were particularly encouraging given that the majority of patients in the study had been vaccinated for the COVID-19 virus and the mean duration of LC illness was two years for both the treated and control cohort prior to enrollment in this study.

IMC-2 is currently being studied in a second LC study (n=45) conducted by BHC through an unrestricted grant provided by the Company. The results from this randomized, double-blinded, placebo-controlled study is expected in November 2024. We have clarity from the FDA on the development requirements associated with advancing IMC-2 into Phase 2b development as a treatment for LC symptoms. Assuming the results of this study show a positive signal, we plan to explore various dilutive and non-dilutive sources of capital to fund a Phase 2b study. The Company has filed new IP with protection potential to 2044.

Share Exchange Agreement

On October 7, 2024, the Company, entered into a Share Exchange Agreement (the “Exchange Agreement”) with Sealbond Limited, a British Virgin Islands corporation (“Sealbond”), pursuant to which the Company acquired 100% of the issued and outstanding common shares of Pharmagesic (Holdings) Inc., a Canadian corporation (“Pharmagesic”) and the parent company of Wex Pharmaceuticals, Inc., (such transaction, the “Combination”). Prior to the Combination, Pharmagesic was a wholly-owned subsidiary of Sealbond and an indirect wholly-owned subsidiary of CK Life Sciences Int’l., (Holdings) Inc. (“CKLS”), a listed entity on the Main Board of the Hong Kong Stock Exchange.

Under the terms of the Exchange Agreement, upon the consummation of the Combination on October 7, 2024 (the “Closing”), in exchange for all of the outstanding common shares of Pharmagesic immediately prior to the Effective Time, the Company issued to Sealbond, as sole shareholder of Pharmagesic, an aggregate of (A) 211,383 shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), which shares shall represent a number of shares equal to no more than 19.99% of the outstanding shares of Common Stock as of immediately before the Effective Time and (B) 2,108.3854 shares of the Company’s Series A Non-Voting Convertible Preferred Stock, par value $0.0001 per share (“Series A Preferred Stock”) (as described below). The issuance of the shares of Common Stock and Series A Preferred Stock to Sealbond occurred on October 9, 2024 and the number of shares issued to Sealbond took into account the effectiveness of the Reverse Stock Split described below. Each share of Series A Preferred Stock is convertible into 10,000 shares of Common Stock, subject to certain conditions described in the Exchange Agreement. The Combination is intended to be treated as a taxable exchange for U.S. federal income tax purposes.

The Board of Directors of the Company (the “Board”) approved the Exchange Agreement and the related transactions, and the consummation of the Combination was not subject to approval of Company stockholders. Pursuant to the Exchange Agreement, the Company agreed to hold a stockholders’ meeting to submit the certain matters to its stockholders for their consideration, including: (i) the approval of the conversion of shares of Series A Preferred Stock into shares of Common Stock in accordance with the rules of the Nasdaq Stock Market LLC (the “Conversion Proposal”) and (ii) the approval of a “change of control” under Nasdaq Listing Rules 5110 and 5635(b) (the “Change of Control Proposal”); and together with the Conversion Proposal, the “Meeting Proposals”). In connection with these matters, the Company agreed to file a proxy statement on Schedule 14A with the SEC at any time between the interim analysis readout of the Phase 2b study for Halneruon® and June 30, 2026, or earlier, if mutually agreed upon by both parties.

Support Agreements

In connection with the execution of the Exchange Agreement, the Company entered into stockholder support agreements (the “Company Stockholder Support Agreements”) with certain of the Company’s directors and executive officers (solely in their capacity as stockholders of the Company). Pursuant to the Company Stockholder Support Agreements, among other things, each of the Company stockholder parties thereto has agreed to vote or cause to be voted all of the shares of Common Stock owned by such stockholder in favor of the Meeting Proposals, including the Conversion Proposal and the Change of Control Proposal discussed above.

Lock-Up Agreements

Concurrently and in connection with the execution of the Exchange Agreement, Sealbond, solely in its capacity as sole shareholder of Pharmagesic, and all of the directors and executive officers of the Company (solely in their capacity as stockholders of the Company) as of immediately prior to the Closing entered into lock-up agreements with the Company, pursuant to which each such stockholder agreed to be subject to a 180-day lockup on the sale or transfer of shares of the Company held by each such stockholder at the Closing, including those shares of Common Stock and Series A Preferred Stock (including the shares of Common Stock into which such Series A Preferred Stock is convertible) received by each such stockholder in the Combination (the “Lock-Up Agreements”).

Contingent Value Rights Agreement

Concurrently with the Closing of the Combination, the Company entered into a contingent value rights agreement (the “CVR Agreement”) with a rights agent (the “Rights Agent”), pursuant to which each holder of Common Stock as of October 17, 2024, including those holders receiving shares of Common Stock in connection with the Combination, is entitled to one contractual contingent value right (each, a “CVR”) issued by the Company, subject to and in accordance with the terms and conditions of the CVR Agreement, for each share of Common Stock held by such holder as of 5:00 p.m. Eastern Daylight Time on October 17, 2024. The CVR Agreement has a term of seven years.

Each contingent value right entitles the holders (the “Holders”) thereof, in the aggregate, to 87.75% of any Upfront Payment (as defined in the CVR Agreement) or Milestone Payment (as defined in the CVR Agreement) received by the Company in a given calendar quarter.

The distributions in respect of the CVRs that become payable will be made on a quarterly basis and will be subject to a number of deductions, subject to certain exceptions or limitations, including but not limited to for certain taxes and certain out-of-pocket expenses incurred by the Company.

Under the CVR Agreement, the Rights Agent has, and Holders of at least 30% of the CVRs then-outstanding have, certain rights to audit and enforcement on behalf of all Holders of the CVRs. The CVRs may not be sold, assigned, transferred, pledged, encumbered or in any other manner transferred or disposed of, in whole or in part, other than as permitted pursuant to the CVR Agreement. The Holders of the CVRs do not have the rights of a shareholder and do not have the ability to vote, rights to dividends, or other interests. The CVRs also establish certain restrictions of mergers and change in control activities, as defined in the agreement.

Loan Agreement

On October 7, 2024, in connection with the Exchange Agreement, the Company entered into a Loan Agreement (the “Loan Agreement”) with Conjoint Inc., a Delaware corporation (“Lender”) and an affiliate of CKLS. Pursuant to the Loan Agreement, Lender agreed to make a loan to the Company in the aggregate principal amount of $19,500,000, of which (i) $16,500,000 was disbursed on October 7, 2024 and (ii) $3,000,000 will be disbursed on February 18, 2025, subject in each case to certain conditions described in the Loan Agreement. Pursuant to the terms of the Loan Agreement, the proceeds are to be used for the purpose of (1) funding operations and (2) performing clinical and research & development activities related to Halneuron®. The Loan Agreement bears interest at the Secured Overnight Financing Rate (“SOFR”) plus 2.00%, that increases by 1.00% in the event of default that resets on an annual basis on October 1st. The Loan Agreement is payable in full with principal and accrued interest on October 7, 2027.

Registration Rights Agreement

On October 7, 2024, in connection with the Exchange Agreement, the Company and Sealbond entered into a Registration Rights Agreement (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, if, at any time after April 30, 2025, the Company receives a request from holders of at least forty percent (40%) of the Registrable Securities (as defined in the Registration Rights Agreement) then outstanding that the Company file a Form S-1 registration statement with respect to at least forty percent (40%) of the Registrable Securities then outstanding; provided, that, if at the time of such request, the only holder of Registrable Securities is Sealbond, there shall be no threshold percent to make such request and such threshold percent that must be covered by such request shall be thirty percent (30%) (or, in each case, a lesser percent if the anticipated aggregate offering price, net of Selling Expenses (as defined in the Registration Rights Agreement), would exceed $10,000,000), then the Company shall  as soon as practicable, and in any event within sixty (60) days after the date of such request, file a Form S-1 registration statement with the SEC.

If, at any time after April 30, 2025, the Company receives a request from holders of at least thirty percent (30%) of the Registrable Securities then outstanding that the Company file a Form S-3 registration statement with respect to outstanding Registrable Securities of such holders having an anticipated aggregate offering price, net of Selling Expenses, of at least $7,500,000; provided, that, if at the time of such request, the only holder of Registrable Securities is Sealbond, there shall be no threshold percent to make such request and the anticipated aggregate offering price, net of Selling Expenses, must be at least $1,000,000, then the Company shall as soon as practicable, and in any event within thirty (30) days after the date of such request, file a Form S-3 registration statement with the SEC.

The Company has agreed to use its good faith commercially reasonable efforts to cause such registration statement to be declared effective by the SEC as soon as practicable after such registration statement is filed.

The Company has also agreed to, among other things, indemnify the holders of Common Stock and Series A Preferred Stock signatory thereto, and each of their respective partners, members, directors, officers, stockholders, legal counsel, accountants, underwriter investment advisers and employees of each of them, each Person who controls any such holder or underwriter (within the meaning of Section 15 of the Securities Act of 1933, as amended (the “Securities Act”),  or Section 20 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Form of Repurchase Agreement

The terms of the Exchange Agreement provides that Sealbond has the right to exercise an option, but not an obligation, after the Closing and upon the occurrence of certain conditional events including continued listing requirements, to acquire all of the Company’s and its direct and indirect subsidiaries’ intellectual property, rights, title, regulatory submissions, assignment of contracts, data and interests, as of the time of such acquisition, in and to tetrodotoxin and Halneuron®, in accordance with the terms and conditions of the form of Repurchase Agreement for a cash settlement value as defined in the agreement.

Certificate of Designation

On October 7, 2024, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of the Series A Non-Voting Convertible Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Delaware in connection with the Combination. The Certificate of Designation provides for the designation of shares of the Series A Preferred Stock.

Holders of Series A Preferred Stock are entitled to receive dividends on shares of Series A Preferred Stock (on an as-if-converted-to-Common-Stock basis, without regard to the Beneficial Ownership Limitation (as defined in the Certificate of Designation), equal to and in the same form, and in the same manner, as dividends (other than dividends on shares of the Common Stock payable in the form of Common Stock) actually paid on shares of the Common Stock when, as if such dividends (other than dividends payable in the form of Common Stock) are paid on the shares of the Common Stock; provided, however, in no event shall Holders of Series A Preferred Stock be entitled to receive the “rights” distributed pursuant to the CVR Agreement, or any amounts paid under the CVR Agreement. In addition, holders of Series A Preferred Stock shall be entitled to receive, and the Company shall pay, payment-in-kind dividends on each share of Series A Preferred Stock, accruing at a rate equal to five percent (5.0%) per annum payable in shares of Series A Preferred Stock on the date that is 180 days after the date of the original issuance of such Series A Preferred Stock or such earlier date that that such holder may convert any portion of the Series A Preferred Stock to Common Stock.

Except as otherwise required by law, the Series A Preferred Stock does not have voting rights. However, as long as any shares of Series A Preferred Stock are outstanding, the Company may not, without the affirmative vote of the holders of a majority of the then-outstanding shares of the Series A Preferred Stock, (i) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock or alter or amend the Certificate of Designation, amend or repeal any provision of, or add any provision to, the Charter or Amended and Restated Bylaws of the Company, or file any articles of amendment, certificate of designations, preferences, limitations and relative rights of any series of Preferred Stock, if such action would adversely alter or change the preferences, rights, privileges or powers of, or restrictions provided for the benefit of the Series A Preferred Stock, regardless of whether any of the foregoing actions shall be by means of amendment to the Charter or by merger, consolidation, recapitalization, reclassification, conversion or otherwise, (ii) issue further shares of Series A Preferred Stock, or increase or decrease (other than by conversion) the number of authorized shares of Series A Preferred Stock (iii) prior to the Stockholder Approval (as defined in the Certificate of Designation) or at any time while at least 30% of the originally issued Series A Preferred Stock remains issued and outstanding, consummate either: (A) any Fundamental Transaction (as defined in the Certificate of Designation) or (B) any merger or consolidation of the Company with or into another entity or any stock sale to, or other business combination in which the stockholders of the Company immediately before such transaction do not hold at least a majority of the capital stock of the Company immediately after such transaction, or (iv) enter into any agreement with respect to any of the foregoing.

The Series A Preferred Stock shall rank on parity with the Common Stock as to distributions of assets upon liquidation, dissolution or winding-up of the Company, whether voluntarily or involuntarily.

Following stockholder approval of the Conversion Proposal, each share of Series A Preferred Stock will automatically convert into 10,000 shares of Common Stock, subject to certain limitations provided in the Certificate of Designation, including that the Company shall not affect any conversion of Series A Preferred Stock into shares of Common Stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage of the total number of shares of Common Stock issued and outstanding immediately after giving effect to such conversion (the “Beneficial Ownership Limitation”); provided, however, that the Beneficial Ownership Limitation will not apply after the stockholder approval of the Change of Control Proposal and upon the occurrence of certain other events as set forth in the Certificate of Designation. If at any time following the earliest of (a) Stockholder Approval (as defined in the Certificate of Designation), (b) the interim analysis of the Phase 2b study for Halneuron® proves futile, (c) Dogwood is delisted from Nasdaq, (d) the interim analysis of the Phase 2b study for Halneuron® is not completed by December 31, 2025, or (e) June 30, 2026, the Company fails to deliver to a Holder certificates representing shares of Common

Stock or electronically deliver such shares, the Series A Preferred Stock is redeemable for cash at the option of the holder thereof at a price per share equal to the then-current Fair Value (as defined and described in the Certificate of Designation) of the Series A Preferred Stock for any undeliverable shares.

Name Change

On October 7, 2024, the Company filed a certificate of amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Charter Amendment”), pursuant to which, effective October 9, 2024, the Company (i) changed its name from “Virios Therapeutics, Inc.” to “Dogwood Therapeutics, Inc.” (the “Name Change”) and (ii) effectuated the Reverse Stock Split described below. Pursuant to the Delaware General Corporation Law, a stockholder vote was not necessary to effectuate the Name Change and it does not affect the rights of the Company’s stockholders. In addition, effective at the open of market trading on October 9, 2024, the Company’s Common Stock ceased trading under the ticker symbol “VIRI” and began trading on the Nasdaq Stock Market under the ticker symbol “DWTX”.

The Company’s Board also approved amended and restated by-laws (“A&R By-Laws”) to reflect the Name Change.

Reverse Stock Split

On October 7, 2024, the Company filed the Charter Amendment to effect a reverse stock split (the “Reverse Stock Split”), resulting in outstanding shares of Common Stock of 1,110,317 prior to the issuance of shares pursuant to the Exchange Agreement. The Reverse Stock Split was effective in accordance with the terms of the Charter Amendment at 12:01 a.m. Eastern Time on October 9, 2024 (the “Reverse Split Effective Time”), prior to the issuance of shares of Common Stock pursuant to the Exchange Agreement. At the Reverse Split Effective Time, every 25 shares of the Company’s issued and outstanding Common Stock will be converted automatically into one issued and outstanding share of Common Stock.

The Reverse Stock Split affected all stockholders uniformly and did not by itself alter any stockholder’s percentage interest in the Company’s equity, except to the extent that the Reverse Stock Split would result in a stockholder owning a fractional share. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would otherwise be entitled to receive a fractional share received a cash payment equal to the fair market value of such fractional share as of the Reverse Split Effective Time, as determined in good faith by the Board.

Transaction Costs

In connection with the Combination, the Company incurred transaction costs, not including financial advisory fees, of approximately $1,033,000 during the three and nine months ended September 30, 2024 that are included as general and administrative expenses in the statement of operations for the three and nine months ended September 30, 2024.

Tungsten Advisors (through its Broker-Dealer, Finalis Securities LLC) (“Tungsten”) acted as the financial advisor to the Company in connection with the Combination. As compensation for services rendered by Tungsten, the Company issued to Tungsten and its affiliates and designees an aggregate of 10,568 shares of Common Stock and 105.4190 shares of Series A Preferred Stock and paid $1,155,000 of cash in October 2024. All of the compensation to Tungsten was contingent on the closing of the Combination.

Additional general and administrative costs will continue to be incurred as Dogwood seeks to satisfy the obligations under the Exchange Agreement, Loan Agreement and related agreements.

The foregoing summaries of the Exchange Agreement, Company Stockholder Support Agreements, Lock-Up Agreements, CVR Agreement, Loan Agreement, Registration Rights Agreement, form of Repurchase Agreement, Certificate of Designation, Charter Amendment, and the Reverse Stock Split are not complete and are qualified in their entirety by reference to the full texts of the each, copies of which are incorporated by reference as Exhibits 2.1 (including the exhibits thereto), 3.1, 3.2, 3.3, 3.4, 10.1, 10.2, 10.3, 10.4, 10.5 and 10.6 to this Quarterly Report on Form 10-Q.

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

On May 1, 2024, the Company received another letter from Nasdaq informing it that the Company’s Common Stock had failed to comply with the $1.00 minimum bid price required for continued listing and, as a result, the Company’s Common Stock continues to be subject to delisting. Following receipt of the letter, the Company requested a hearing with Nasdaq. On June 11, 2024, the Company received notice from Nasdaq that the Nasdaq Hearing Panel had granted the Company an exception until October 28, 2024 to regain compliance with the Minimum Bid Price Requirement. On October 29, 2024, the Company received a letter from Nasdaq stating that the Company had regained compliance with Minimum Bid Price Requirement because the Company’s Common Stock had a closing bid price of at least $1.00 per share for more than ten consecutive business days.

Results of Operations

Below is a summary of the results of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Operating expenses:	(Unaudited)		(Unaudited)
Research and development	$535,162	$374,200	$1,214,964	$1,429,757
General and administrative	1,766,010	900,089	3,470,133	2,879,036
Total operating expenses	$2,301,172	$1,274,289	$4,685,097	$4,308,793

Three and Nine Months Ended September 30, 2024 and 2023

Research and Development Expenses

Research and development expenses increased by $0.2 million and decreased by $0.2 million for the three and nine months ended September 30, 2024, respectively, compared to prior year periods. The increase of $0.2 million for the three months ended September 30, 2024 was primarily due to increases in expenses associated with the grant to BHC for the second proof-of-concept study in LC of $0.3 million offset by a decrease in regulatory expenses of $0.1 million. The decrease of $0.2 million for the nine months ended September 30, 2024 was primarily due to decreases in expenses for drug development and manufacturing of $0.2 million, toxicology studies of $0.1 million, regulatory consulting costs of $0.2 million and clinical trial cost of $0.1 million offset by an increase in costs associated with the grant to BHC for the second proof-of-concept study in LC of $0.4 million.

General and Administrative Expenses

General and administrative expenses increased by $0.9 million and $0.6 million for the three and nine months ended September 30, 2024, respectively, compared to prior year periods. The increase of $0.9 million for the three months ended September 30, 2024 was primarily due to higher legal and professional fees related to the Combination in October 2024 of $1.0 million offset by lower insurance expenses associated with being a public company of $0.1 million. The increase of $0.6 million for the nine months ended September 30, 2024 was primarily due to higher legal and professional fees related to the Pharmagesic acquisition in October 2024 of $1.0 million offset by lower insurance expenses associated with being a public company of $0.4 million.

Liquidity and Capital Resources

Since inception, the Company has not generated revenues, has incurred losses and has experienced negative cash flows from operations. The Company incurred net losses for the three and nine months ended September 30, 2024 and 2023, of $2,280,684 and $4,621,852, respectively, and $1,235,074 and $4,192,842, respectively. The Company’s operating activities used $2,659,297 and $3,401,318 of net cash during the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the Company had an accumulated deficit of $66,091,074 and cash of $2,039,819. On October 7, 2024, in connection with the Combination described above, we received $16,500,000 in loan proceeds with an additional $3,000,000 expected in February 2025. Based on current projections, and assuming we secure the anticipated $3,000,000 of additional loan proceeds under the Loan Agreement, we believe we will have sufficient capital to fund operations until the end of 2025. Due to the inherent uncertainty involved in making estimates and the risks associated with the research, development, and commercialization of biotechnology products, we may have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us.

As of the issuance date of these condensed financial statements, cash is not sufficient to fund operating expenses and capital requirements for at least the next 12 months. Dogwood will need to secure the $3,000,000 in addition loan proceeds in February 2025 to fund its operations through the end of 2025 and will require additional financing to fund its ongoing clinical trials and operations beyond 2025 to continue to execute its strategy. Management plans to explore various dilutive and non-dilutive sources of funding, including equity financings, debt financings, collaboration and licensing arrangements or other financing alternatives. There is no assurance that such financings will be available when needed or on acceptable terms. Accordingly, there is substantial doubt about the Company’s ability to operate as a going concern within one year after the issuance date of these condensed financial statements. The condensed financial statements have been prepared on a going concern basis and do not include any adjustments to reflect this uncertainty.

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

In July 2023, we entered into a Capital on DemandTM Sales Agreement (the “Sales Agreement”) with JonesTrading Institutional Services LLC (“JonesTrading”) under which we could issue and sale shares of our Common Stock, from time to time, through JonesTrading, acting as sales agent or principal, up to an aggregate offering price of up to $6,700,000 in which is commonly referred to as an “at-the-market” (“ATM”) program. During the three months ended September 30, 2023, we sold 25,675 shares of our Common Stock under the

ATM program at a weighted-average gross sales price of approximately $52.78 per share and raised $1,355,090 of gross proceeds. The total commissions and related legal and accounting fees were approximately $198,650, and we received net proceeds of approximately $1,156,440. In August 2023, we terminated the Sales Agreement.

Debt Financings

There were no debt financings during the nine months ended September 30, 2024 and 2023. There was no debt outstanding at September 30, 2024 and December 31, 2023.

Future Capital Requirements

We estimate our current cash of $2.0 million at September 30, 2024 along with the loan proceeds received on October 7, 2024 of $16.5 million under terms of the Loan Agreement after September 30, 2024 is not sufficient to fund operating expenses and capital requirements for at least the next 12 months.

We plan to secure the additional $3.0 million of loan proceeds available to us under the terms of the Loan Agreement in February 2025 to continue to fund our operations through 2025 but will require additional financing to fund its ongoing clinical trials and operations beyond 2025 to continue to execute its strategy.

We plan to raise additional capital to continue clinical development of our product candidates. We will need to finance our cash needs through public or private equity offerings, debt financings, collaboration and licensing arrangements or other financing alternatives. If we raise additional funds by issuing equity securities, our shareholders will experience dilution. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs. Failure to secure the necessary financing in a timely manner and on favorable terms could have a material adverse effect on the Company’s strategy and value and could require the delay of product development and clinical trial plans. The financial statements do not include any adjustments to reflect this uncertainty.

Summary of Cash Flows

The following table summarizes our cash flows for the nine months September 30, 2024 and 2023, respectively:

	Nine Months Ended
	September 30,
	2024	2023

	(Unaudited)
Statement of Cash Flows Data:
Net cash (used in) provided by:
Operating activities	$(2,659,297)	$(3,401,318)
Financing activities	1,382,170	1,156,443
Decrease in cash	$(1,277,127)	$(2,244,875)

Cash Flows for the Nine Months Ended September 30, 2024 and 2023

Operating Activities

For the nine months ended September 30, 2024, net cash used in operations was $2.6 million and consisted of a net loss of $4.6 million offset by a net change in operating assets and liabilities of $1.6 million attributable to an increase in accounts payable and accrued liabilities of $1.0 million and a decrease in prepaid expenses and other current assets of $0.6 million and non-cash items of $0.4 million attributable to share-based compensation.

For the nine months ended September 30, 2023, net cash used in operations was $3.4 million and consisted of a net loss of $4.2 million offset by a net change in operating assets and liabilities of $0.3 million attributable to a decrease in accounts payable and accrued liabilities of $0.6 million offset by a decrease in prepaid expenses and other current assets of $0.9 million and non-cash items of $0.5 million attributable to share-based compensation.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2024 was $1.4 million and was attributable to cash proceeds from our public offering in May 2024, net of placement agent fees and offering costs.

Net cash provided by financing activities during the nine months ended September 30, 2023 was $1.2 million and was attributable to proceeds from the issuance and sale of Common Stock under the ATM program, net of commissions and other related expenses. In addition, there were 19,145 warrants cashless exercised. As a result, 7,718 shares of Common Stock were surrendered at fair value to satisfy the exercise price and 11,427 shares of Common Stock were issued.

Off-Balance Sheet Arrangements

As of September 30, 2024, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Discussion of Critical Accounting Policies and Significant Judgements and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the nine months ended September 30, 2024, there were no significant changes to our critical accounting policies from those described in our annual financial statements for the year ended December 31, 2023, which we included in our 2023 Amended Annual Report on Form 10-K/A.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Senior Vice President of Finance, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

In addition to the following risk factors, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our 2023 Amended Annual Report on Form 10-K/A which could materially affect our business, financial condition or future results. The following risk factors and the risks described in our 2023 Amended Annual Report on Form 10-K/A are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Risk Factors Relating to the Combination

There is no guarantee that the Combination will increase stockholder value.

In October 2024, we consummated the Combination. We cannot guarantee that implementing the Combination and related transactions will not impair stockholder value or otherwise adversely affect our business. The Combination poses significant integration challenges between our businesses and employees which could result in management and business disruptions, any of which could harm our results of operation, business prospects, and impair the value of the Combination to our stockholders.

Tetrodotoxin and Halneuron® may become subject to a contractual repurchase right in certain circumstances, which could have a material adverse effect on our results of operations, financial condition, and cash flows.

In connection with the Combination, we agreed to enter into a Repurchase Agreement with Sealbond upon the occurrence of certain circumstances, pursuant to which Sealbond has the right to acquire all of the Company’s and its direct and indirect subsidiaries’ intellectual property, rights, title, regulatory submissions, assignment of contracts, data and interests, as of the time of such acquisition, in and to tetrodotoxin and Halneuron® (the “Repurchase Option”) in exchange for the aggregate cash settlement amount Sealbond would then be entitled to under the Certificate of Designation. In the event that the Repurchase Option is exercised, the Company may experience the loss of a key asset and product development program, and reduced long-term product development and marketing opportunities for the Company, which could have a material adverse effect on the price of our Common Stock, our results of operations and financial condition.

Pursuant to the terms of the Exchange Agreement, we are required to recommend that our stockholders approve the conversion of all outstanding shares of our Series A Non-Voting Convertible Preferred Stock into shares of our Common Stock. We cannot guarantee that our stockholders will approve this matter.

Under the terms of the Exchange Agreement, we agreed to call and hold a meeting of our stockholders to obtain, among other things, the requisite approvals for the conversion of all outstanding shares of Series A Non-Voting Convertible Preferred Stock to be issued in the Combination into shares of our Common Stock and to seek approval of a potential “change of control” under Nasdaq Listing Rules 5110 and 5635(C), in each case as required by the Nasdaq Stock Market LLC listing rules. If such approval is not obtained at that meeting, the

Company agreed to seek to obtain such approvals at an annual or special stockholders meeting to be held at least every six months thereafter until such approval is obtained, which would be time consuming and costly.

We may be required to settle shares of Series A Non-Voting Convertible Preferred Stock for cash, which could have a material adverse effect on our business and financial condition.

The Certificate of Designation provides that if Company fails to deliver to the holders of Series A Non-Voting Convertible Preferred Stock certificates or electronic entries representing the shares of Common Stock issuable upon the conversion of the Series A Non-Voting Convertible Preferred Stock and certain events set forth in the Exchange Agreement occur, each share of Series A Non-Voting Convertible Preferred Stock will be settled for cash at the option of the holder at a price per share equal to the then-current fair value of a share of Common Stock. If we are required to cash settle a significant amount of Series A Preferred Stock, we may not have sufficient liquidity to satisfy our obligations, which could have a material adverse effect on our business and financial condition.

Stockholders may not realize a benefit from the Combination commensurate with the ownership dilution they will experience in connection with the Combination, including the issuance of our Common Stock upon conversion of all outstanding shares of Series A Non-Voting Convertible Preferred Stock issued in the Combination.

If we are unable to realize the full strategic and financial benefits currently anticipated from the Combination, stockholders will have experienced substantial dilution of their ownership interests in the Company without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent we are able to realize only part of the strategic and financial benefits currently anticipated from the Combination.

The failure to successfully integrate the businesses of the Company and Pharmagesic in the expected timeframe would adversely affect Dogwood’s future results.

Our ability to successfully integrate the operations of the Company and Pharmagesic will depend, in part, on our ability to realize the anticipated benefits from the Combination. If we are not able to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits of the Combination may not be realized fully, or at all, or may take longer to realize than expected, and the value of our common shares may be adversely affected. In addition, the integration of the Company’s and Pharmagesic’s respective businesses will be a time-consuming and expensive process. Proper planning and effective and timely implementation will be critical to avoid any significant disruption to Dogwood’s operations. It is possible that the integration process could result in the loss of key employees, the disruption of its ongoing business or the identification of inconsistencies in standards, controls, procedures and policies that adversely affect its ability to maintain relationships with customers, suppliers, distributors, creditors, lessors, clinical trial investigators or managers or to achieve the anticipated benefits of the Combination. Delays encountered in the integration process could have a material adverse effect on Dogwood’s expenses, operating results and financial condition, including the value of shares of its Common Stock.

Our future results will suffer if we do not effectively manage our expanded operations.

As a result of the Combination, we will become a more diversified company and our business will become more complex. There can be no assurance that we will effectively manage the increased complexity without experiencing operating inefficiencies or control deficiencies. Significant management time and effort is required to effectively manage our increased complexity and our failure to successfully do so could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In addition, as a result of the Combination, our financial statements and results of operations for periods prior to October 7, 2024 may not provide meaningful guidance to form an assessment of the prospects or potential success of our future business operations.

We expect to incur substantial expenses related to the integration of Pharmagesic.

We have incurred, and expect to continue to incur, substantial expenses in connection with the Combination and the integration of Pharmagesic. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including purchasing, accounting and finance, billing, payroll, research and development, marketing and benefits. Both the Company and Pharmagesic have incurred significant transaction expenses in connection with the drafting and negotiation of the Exchange Agreement, and the related ancillary agreements. While we have assumed that a certain level of expenses will be incurred, there are many factors beyond our control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These integration expenses likely will result in our taking significant charges against earnings following the completion of the Combination, and the amount and timing of such charges are uncertain at present.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the nine months ended September 30, 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description

2.1

Share Exchange Agreement, dated October 7, 2024, relating to Pharmagesic (Holdings) Inc., by and between Virios Therapeutics, Inc. and Sealbond Limited (incorporated by reference herein from Exhibit 2.1 to the Current Report on Form 8-K, filed with the SEC on October 7, 2024).

3.1	Certificate of Incorporation of Virios Therapeutics, Inc. (incorporated by reference herein from Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on August 28, 2020)

3.2

Certificate of Designation of Series A Non-Voting Convertible Preferred Stock of Virios Therapeutics, Inc., dated October 7, 2024 (incorporated by reference herein from Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on October 7, 2024).

3.3

Certificate of Amendment of Certificate of Incorporation of Virios Therapeutics, Inc., as amended, dated October 7, 2024 (incorporated by reference herein from Exhibit 3.2 to the Current Report on Form 8-K, filed with the SEC on October 7, 2024).

3.4

Amended and Restated By-laws of Dogwood Therapeutics, Inc., dated October 7, 2024 (incorporated by reference herein from Exhibit 3.3 to the Current Report on Form 8-K, filed with the SEC on October 7, 2024).

4.1

Specimen Certificate evidencing shares of the Registrant’s common stock (incorporated by reference herein from Exhibit 4.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on October 16, 2020).

10.1

Loan Agreement, dated October 7, 2024, by and between Virios Therapeutics, Inc. and Conjoint, Inc. (incorporated by reference herein from Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on October 7, 2024).

10.2

Registration Rights Agreement, dated October 7, 2024, by and between Virios Therapeutics, Inc. and Sealbond Limited (incorporated by reference herein from Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on October 7, 2024).

10.3†	Contingent Value Rights Agreement, dated October 7, 2024, by and between Virios Therapeutics, Inc and Broadridge Corporation Issuer Solutions, LLC a Pennsylvania limited liability company.

10.4†	Form of Stockholder Support Agreement, dated October 7, 2024, by and between the Virios Therapeutics, Inc. and certain stockholders of Virios Therapeutics, Inc.

10.5†	Form of Lock-Up Agreement, dated October 7, 2024, by and between the Virios Therapeutics, Inc. and Sealbond limited.

10.6†	Form of Repurchase Agreement, dated October 7, 2024, by and between the Virios Therapeutics, Inc. and Sealbond limited.

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: November 8, 2024

VIRIOS THERAPEUTICS, INC.

By:	/s/ Greg Duncan
Name:	Greg Duncan
Title:	Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Angela Walsh
Name:	Angela Walsh
Title:	Chief Financial Officer, Corporate Secretary and Treasurer
(Principal Financial and Accounting Officer)