Form 10-K
period 2024-12-31
Dogwood Therapeutics, Inc.
filed 2025-03-31
CIK 1818844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-39811

DOGWOOD THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	85-4314201
(State of Other Jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification No.)

44 Milton Avenue, Alpharetta, GA	30009
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (866) 620-8655

Securities registered pursuant to Section 12(b) of the Act:

Name Of Each Exchange
Title of Each Class	Trading Symbol(s)	On Which Registered
Common Stock, $0.0001 Par Value per Share	DWTX	Nasdaq Capital Market

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

As of June 30, 2024, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common stock held by non-affiliates of the registrant was $5,755,555.38 based on the closing sale price as reported on the Nasdaq Capital Market.

The number of outstanding shares of the Registrant’s Common Stock as of March 27, 2025 was 1,911,128.

Documents Incorporated by Reference

Part III incorporates certain information by reference from the definitive proxy statement to be filed by the registrant in connection with the 2025 Annual Meeting of Stockholders (the "Proxy Statement") with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2024, provided that if such Proxy Statement is not filed within such period, such information will be included in an amendment to this Annual Report on Form 10-K to be filed within such 120-day period.

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

SUMMARY OF RISK FACTORS

The following is a summary of the principal risks described below in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. We believe that the risks described in the “Risk Factors” section are material to investors, but other factors not presently known to us or that we currently believe are immaterial may also adversely affect us. The following summary should not be considered an exhaustive summary of the material risks facing us, and it should be read in conjunction with the “Risk Factors” section and the other information contained in this Annual Report on Form 10-K.

Risks Related to Our Financial Position and Need for Additional Capital

●	Our recurring losses from operations raise substantial doubt that we will be able to continue as a going concern and our independent registered public accounting firm has issued an audit report that includes an explanatory paragraph referring to the uncertainty regarding our ability to continue as a going concern without additional capital becoming available.
●	We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future.
●	We will require additional capital to fund our operations.
●	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
●	We have a limited operating history and no history of commercializing pharmaceutical products.

Risks Related to Development, Clinical Testing, Manufacturing and Regulatory Approval

●	We are heavily dependent on the success of our product candidates, Halneuron®, IMC-1 and IMC-2, which are still under clinical development, and if these product candidates do not receive regulatory approval or, if approved, our commercialization efforts are unsuccessful, our business may be harmed.
●	We may face future business disruption and related risks from the spread of infectious disease, which could have a material adverse effect on our business.
●	Clinical trials are expensive, time-consuming and difficult to design and implement, and involve an uncertain outcome.
●	If we are ultimately unable to obtain regulatory approval for any of our product candidates, our business will be substantially harmed.
●	Results of preclinical studies, early clinical trials or analyses may not be indicative of results obtained in later trials.
●	The market opportunities for our product candidates, if approved, may be smaller than we anticipate.
●	We may never obtain approval for or commercialize Halneuron®, IMC-1, IMC-2 or any other product candidate in any other jurisdiction, which would limit our ability to realize their full global market potential.

Risks Related to Commercialization

●	We face significant competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.
●	Even if Halneuron®, IMC-1, IMC-2 or any other product candidate we develop receives marketing approval, it may fail to achieve market acceptance by physicians, patients, third-party payors or others in the medical community necessary for commercial success.
●	If we are unable to establish sales, marketing and distribution capabilities either on our own or in collaboration with third parties, we may not be successful in commercializing Halneuron®, IMC-1 or IMC-2, if approved.

Risks Related to Our Dependence on Third Parties

●	We currently rely on third-party contract manufacturing organizations, or CMOs, for the production of clinical supply of Halneuron®, IMC-1 and IMC-2 and intend to rely on CMOs for the production of commercial supply of Halneuron®, IMC-1 and IMC-2, if approved.
●	We intend to rely on third parties to conduct, supervise and monitor our clinical trials.

Risks Related to Healthcare Laws and Other Legal Compliance Matters

●	Enacted and future healthcare legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates.
●	We are subject to environmental, health and safety laws and regulations, and we may become exposed to liability and substantial expenses in connection with environmental compliance or remediation activities.
●	If we become profitable, our ability to use our net operating loss carryforwards and other tax attributes to offset future taxable income or taxes may be subject to limitations.

Risks Related to Our Intellectual Property

●	Our patents may be challenged in courts or in patent offices.
●	Changes in patent laws or patent jurisprudence could diminish the value of patents in general.
●	We enjoy only limited geographical protection with respect to certain patents.
●	We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.

Risks Related to Our Employees, Managing Our Growth and Our Operations

●	Our future success depends on our ability to retain our key personnel and to attract, retain and motivate qualified personnel.
●	We expect to expand our development, regulatory, and sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
●	We may engage in acquisitions that could disrupt our business, cause dilution to our stockholders or reduce our financial resources.
●	We may be materially adversely affected by currency fluctuations in the United States dollar versus the Canadian dollar.

Risks Related to Our Common Stock

●	If we are unable to maintain listing of our common stock on the Nasdaq Capital Market or another national stock exchange, it may be more difficult for our stockholders to sell their shares of common stock.
●	The market price of our common stock is highly volatile.
●	We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.

Risks Related to the Combination

●	There is no guarantee that the Combination (as defined below) will increase stockholder value.
●	We may be required to settle shares of Series A Non-Voting Convertible Preferred Stock (“Series A Non-Voting Convertible Preferred Stock” or “Series A Preferred Stock”) for cash, which could have a material adverse effect on our business and financial condition.
●	The failure to successfully integrate the businesses of the Company and Pharmagesic (Holdings) Inc., (“Pharmagesic”) in the expected timeframe could adversely affect Dogwood’s results of operations, financial condition, and future results.

PART I

Item 1. Business

Our Company

We are a pre-revenue, development-stage biopharmaceutical company focused on developing new medicines to treat pain and fatigue-related disorders. Following the closing of the Combination described below, we became the sole owner of Pharmagesic (Holdings) Inc. (“Pharmagesic”) and their wholly owned subsidiary, Wex Pharmaceuticals, Inc. (“Wex”), and Wex’s wholly owned subsidiaries, IWT Bio, Inc. (“IWT”), Wex Medical Corporation (“WMC”), and Wex Medical Limited (“WML”).

Our pipeline is focused on two separate pillars: Nav 1.7 modulation to treat chronic and acute pain disorders and combination antiviral therapies targeting reactivated herpes virus mediated illnesses.  The proprietary non-opioid NaV 1.7 analgesic program is centered on our lead development candidate Halneuron®, which is a voltage-gated sodium channel modulator, a mechanism known to be effective for reducing pain. The antiviral program includes IMC-1 and IMC-2, which are novel, proprietary, fixed dose combinations of nucleoside analog, anti-herpes antivirals and the anti-inflammatory agent celecoxib for the treatment of fibromyalgia (“FM”) and Long-COVID (“LC”).

Nav1.7 Non-Opioid Analgesic Program

Our lead product candidate, Halneuron®, is in late-stage clinical development for the treatment of chemotherapy-induced neuropathic pain (“CINP”).  The active pharmaceutical ingredient is highly purified Tetrodotoxin (“TTX”), a potent sodium channel modulator found in puffer fish and several other marine animals. Halneuron® works as an analgesic by modulating the activity of Nav1.7, a key sodium channel involved in pain signal transmission.  By reducing the activity of the Nav1.7 channel, Halneuron® has the potential to reduce pain associated with conditions involving neuropathic pain.

Mechanism of Action

Pain signals are transmitted as electrical nerve impulses that travel along a nerve.  An electrical impulse is generated when the nerve cell depolarizes, triggering what is known as an action potential.   This depolarization is triggered by an inflow of sodium ions through specific ion channels on the surface of the cell membrane.  Halneuron® is known to bind to the Nav1.7 sodium ion pore found on nociceptive pain fibers in a highly selective manner, reducing the inflow of sodium ions, and thereby reducing the propagation of pain signals.

As shown below, the mechanism via which Halneuron® exerts its analgesic properties is thought to be related to the product’s ability to stabilize neuronal membranes by inhibiting the Na+ ionic fluxes required for membrane depolarization.

Nerve endings
Spinal cord
Sensory neuron
Dorsal root ganglion
Myelin sheath
Skin
Spinal vertebra
Na+
Na+
TTX
Nav1.7
PAIN SIGNAL
Sodium channel
Node of Ranvier

Background of Chemotherapy Induced Neuropathic Pain (CINP)

Different pathophysiologic mechanisms are responsible for the development of chronic pain disorders. Pain pathways are triggered in part by ectopic discharges of voltage-sensitive sodium channels containing neurons, which are in abundance in both the peripheral and central nervous systems.

CINP is a side effect of many chemotherapeutic agents, including vincristine, paclitaxel, cisplatin, oxaliplatin, bortezomib, and ixabepilone. In one review, chemotherapy-induced peripheral neuropathy was found to commonly occur in 30 to 40% of patients. More recently, prevalence was reported to be 68.1% (57.7-to 78.4) within the first month of the end of chemotherapy, 60.0% (36.4-81.6) at 3 months and 30.0% (6.4-53.5) at 6 months or later in a meta-analysis of 31 studies. Considerable heterogeneity is observed in the estimates from different studies. Breaking this down by type of chemotherapy, the incidence was 28% to 100% for cisplatin, 85% to 95% for oxaliplatin, 57% to 83% for paclitaxel, and 11% to 64% for docetaxel. In response to the development of peripheral neuropathy, chemotherapy dosing is often either decreased or discontinued, potentially affecting prognosis, and survival.

The CINP Market Opportunity

Peripheral neuropathic pain is an aspect of peripheral neuropathy, and there is an unmet medical need for treatment of patients who develop chemotherapy-induced neuropathic pain.

Common side effects of cancer chemotherapy include fever, fatigue, infection, hair loss, and both acute and chronic pain. Chemotherapy with agents in the platinum/taxane classes are estimated to be responsible for 70% of CINP cases. Approximately one-in-three CINP patients exhibit neuropathic pain six months following treatment, which are classified by patients as being mild, moderate or severe in intensity. There are currently no treatments approved by the U.S. Food and Drug Administration (the “FDA”) for any type of CINP.

Today, opioids account for approximately 30% of the global CINP treatment market. There are approximately 1.7 million CINP patients in just the 7 major markets alone (the US, Japan, the United Kingdom Germany, Spain, Italy, and France).  With the potential of Halneuron® being the first FDA approved treatment for CINP, the global opportunity for Halneuron® is significant. Currently, our market research indicates that the CINP drug market is approximately $1.5 billion annually, with the larger cancer related pain market reaching approximately $5 billion in yearly sales.  Chemotherapy treatment is expected to increase by over 50% over the next decade, suggesting the unmet medical need and the commercial opportunity will continue to grow for the foreseeable future.

Halneuron® Research Program Background

Cancer Related Pain Program

In the Company’s previous Phase 2 study in cancer related pain treatment, 165 cancer-related pain patients were enrolled at 19 sites, and 77 (46.7%) of these patients were randomly assigned to the Halneuron® arm, or group, and 88 (53.3%) patients were assigned to the placebo arm. In total, 147 (89.1%) patients completed the study, including 64 (83.1%) in the Halneuron® arm and 83 (94.3%) in the placebo arm. An analysis of pain reduction in this study demonstrated a statistical and clinically relevant benefit of Halneuron® compared to placebo on the pre-specified pain intensity reduction endpoint. More specifically, 51% of patients receiving Halneuron® experienced at least a 30% reduction in pain versus only 35% of patients in the placebo group.  Halneuron® treated patients reported two-times greater improvement in their global health improvement as compared with placebo treated patients, and Halneuron® treated patients also demonstrated a durable pain reduction response.  After 4 days of initial treatment, the patients who met the pain reduction response criteria at the primary endpoint from either arm were monitored to assess how long their pain reduction lasted without further treatment.  The average pain response duration for Halneuron® responders was 57.7 days vs 10.5 days for those responders treated with placebo.

In the Halneuron® group, all patients (100%) experienced at least 1 treatment-emergent adverse event (“TEAE”) considered related to the study drug while 77 patients (88%) in the placebo group reported at least 1 TEAE related to the study drug. The most common TEAEs and study drug-related TEAEs involved the gastrointestinal system, including nausea, oral hypoaesthesia (numbness), oral paraesthesia (tingling), and vomiting. Adverse events (“AEs”) related to the nervous system included dizziness, hypoaesthesia, paraesthesia, somnolence, headache and ataxia; and AEs related to general disorders and administration site conditions included injection site irritation, fatigue, injection site pain, and gait disturbance. These TEAEs have all been observed previously with Halneuron® and are described in the Investigator Brochure (and therefore are considered expected based on the known safety profile of Halneuron®). The majority of these most common TEAEs were shown to have a quick onset and a short duration and did not persist beyond the 4-day dosing interval.

Chemotherapy Induced Neuropathic Pain

CINP-201 was a randomized, double-blind, dose-finding, placebo-controlled, multicenter study of the potential efficacy and safety of Halneuron® in patients with CINP. One hundred and twenty-five patients were randomly assigned to 1 of 5 dosing cohorts: placebo BID, HAL 7.5 μg BID, HAL 15 μg BID, HAL 30 μg QD, or HAL 30 μg BID. Patients received Halneuron® or placebo by subcutaneous (“SC”) injection in the thigh and/or abdomen for 4 consecutive days. All patients received BID injections, regardless of their dosing cohort; and those patients assigned to once-daily Halneuron® received active drug for the first injection and placebo for the second injection each day.

The key results from this study were that:

●	higher doses of Halneuron® delivered greater pain reduction as compared to lower doses;
●	pain reduction with the Halneuron® QD dose was comparable to BID dosing but exhibited better tolerability;
●	Halneuron® pain relief was evident four weeks post treatment;
●	Halneuron® high doses delivered clinically meaningful pain reduction for 35-40% of patients;
●	the Halneuron® QD dose group exhibited a mean reduction of -0.4 points versus placebo on NRS pain recall assessment; and
●	this Halneuron® treatment effect size has been used to project the sample size for the ongoing HALT-CINP-203 study referenced below.

The safety results showed that in the overall population, 105 of 125 patients (84.0%) experienced at least 1 TEAE. Most TEAEs reported were mild or moderate and were considered possibly related or related to the study drug. Oral paraesthesia was the most frequently reported TEAE for the overall population, followed by oral hypoaesthesia.

Four serious adverse events (“SAEs”) were reported in three patients, but these events did not result in any patient withdrawals and none of the SAEs were considered related or possibly related to the study drug. One death was reported during the study resulting from progression of the patient’s underlying metastatic disease that was not related to the study drug. In addition, two patients withdrew from the study because of an AE or vertigo, and one of the discontinuing patients also experienced a second AE of influenza-like illness.

No trends or clinically significant abnormal values were noted for safety laboratory assessments, vital signs, or electrocardiogram data.

In the first quarter of 2025, we commenced the HALT-CINP-203 Phase 2b clinical trial in the United States. HALT-CINP-203 is a double-blind, placebo controlled clinical trial to access the efficacy and safety of eight 30 μg Halneuron® SC injections given once a day over a 2-week period versus a placebo in 200 patients (on a 1:1 ratio of Halneuron® to placebo) with moderate to severe neuropathic pain caused by previous platinum and/or taxane chemotherapy. The primary efficacy endpoint is the change from baseline at week 4 in the weekly average of daily 24-hour recall pain intensity scores, comparing Halneuron® to the placebo.  The secondary endpoints are patient global impression of change (“PGIC”), PROMIS regarding fatigue, PROMIS related to sleep, PROMIS-29, pain interference, hospital anxiety and depression scale (“HADS”) and neuropathic pain symptom inventory. The initial 200 patient target sample size for this study is based on the results from the CINP-201 trial.  We will conduct an interim analysis in the fourth quarter of 2025 to confirm or modify the HALT-CINP-203 sample size based on the treatment effect observed in approximately 40-50% of the current target study population.

Other Select Clinical Experience

There has been extensive prior clinical experience with Halneuron®, and the safety profile is well understood. The most commonly reported AEs in clinical trials have been numbness and tingling at peripheral sites (e.g., fingers, toes and lips), which is related to sodium channel inhibition.

The first study, WEX-001, “A Sequential Design, Randomized, Double-Blind, Acute Single Ascending Dose Trial of the Tolerance of Intramuscular Halneuron® in Healthy Volunteers,” tested single doses of Halneuron® from 2.5 μg up to 45 μg, with each dose tested in a separate group of 8 patients (with 6 receiving the active drug and 2 receiving the placebo). All doses, including the highest dose of 45 μg, were well tolerated. The most commonly reported AEs were numbness and tingling at peripheral sites, such as the fingers, toes, and lips.

The second study, WEX-002, “A Randomized, Double-Blind, Placebo-Controlled Trial of Multiple-Dose Tolerance of Intramuscular Halneuron® in Healthy Volunteers,” tested Halneuron® intramuscularly in doses of 12 μg to 48 μg 4 times per day for 4 days. Each dose was tested in a separate group of 8 subjects (6 receiving the active drug and 2 receiving the placebo). This study indicated that 4 daily doses of up to 36 μg for 4 days were well tolerated, however, dose-related AEs of mild nausea and numbness and tingling at peripheral sites such as the lips, fingers, and toes were observed. No evidence of cumulative toxicity was observed over time. According to this study, the maximum tolerated multiple doses of Halneuron® in healthy normal volunteers was determined to be 36 μg given 4 times a day (every 4 hours) for 4 days.

HAL-TQT-101 was a phase 1 healthy adult study to determine if a single SC administration of Halneuron® at 15 μg, 30 μg and 45 μg dose levels has any effect on the QT/QTcF intervals when assessing concentration QT (C-QT) relationship (i.e., QT/QTc intervals prolongating in relation to plasma levels of Halneuron®). The finding of the study demonstrated that positive QTcF prolongations were not observed in patients administered 15, 30, or 45 μg Halneuron® and that the single SC administration of 15, 30, and 45 μg Halneuron® is generally safe and well tolerated in healthy adult patients. This is an important differentiating feature of Halneuron® given off target cardiovascular effects have been observed with other non-Nav1.7 specific development candidates.

Antiviral Program

We are advancing novel antiviral therapies to treat diseases associated with a viral triggered abnormal immune response such as FM and LC. Overactive immune response related to activation of tissue resident herpesvirus has been postulated to be a potential root cause of chronic illnesses such as FM, irritable bowel disease (“IBS”), LC, chronic fatigue syndrome and other functional somatic syndromes, all of which are characterized by a waxing and waning manifestation of the disease, often triggered by events which compromise the immune system. While not completely understood, there is general agreement in the medical community that activation of the herpesvirus is triggered by some form of environmental and/or health stressor. Our product candidates, IMC-1 and IMC-2, are novel, proprietary, fixed dose combinations of anti-herpes antivirals and celecoxib. IMC-1 is a novel combination of famciclovir and celecoxib intended to synergistically suppress herpesvirus activation and replication, with the end goal of reducing a patient’s viral mediated disease burden. IMC-2 is a combination of valacyclovir and celecoxib that, like IMC-1, is intended to synergistically suppress herpesvirus activation and replication with a more specific activity against the Epstein-Barr virus (herpesvirus HHV-4).

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

Our novel combination antiviral approach (combining viral DNA polymerase inhibitor + COX-2 inhibitor) delivers clinical benefits for patients suffering from diseases with a suspected viral mediated catalyst, including FM and LC.  We have received FDA feedback on our proposal to advance IMC-1 into Phase 3 development for the treatment of FM.  A recently completed open-label, exploratory trial demonstrated that patients treated with IMC-2 exhibited clinically and statistically significant improvement of their LC symptoms of fatigue, orthostatic intolerance, anxiety and pain.  These encouraging results led to the Company funding a second, phase 2 investigator-initiated study assessing two dosage strengths of IMC-2 versus placebo. The results of this study demonstrated that combination antiviral therapy could reduce fatigue symptoms in LC patients, but, with only 44 patients enrolled, the results were not statistically significant.

Dormant Herpesvirus is Reactivated by External Triggers and Amplifies

Its Own Replication via Cyclooxygenase (COX-1 and COX-2) Enzymes

Fibromyalgia Program Background

The potential of IMC-1 in FM was demonstrated by statistically significant improvement versus placebo in the primary endpoint of pain reduction in our double-blinded, placebo-controlled, randomized Phase 2a proof-of-concept study in FM patients. This proof-of-concept study generated statistically significant clinical data on the effects of IMC-1 on both primary pain assessment and secondary measures of pain reduction, reduction in fatigue and improvement in the global health status in patients diagnosed with FM. A result is considered to be statistically significant when the probability of the result occurring by random chance, rather than from the efficacy of the treatment, is sufficiently low. The conventional method for measuring the statistical significance of a result is known as the “p-value,” which represents the probability that random chance caused the result (e.g., a p-value = 0.001 means that there is a 0.1% or less probability that the difference between the control group and the treatment group is purely due to random chance). Generally, a p-value less than 0.05 is considered statistically significant and may be supportive of a finding of efficacy by regulatory authorities. However, regulatory authorities, including the FDA and European Medicines Agency (“EMA”), do not rely on strict statistical significance thresholds as criteria for marketing approval and maintain the flexibility to evaluate the overall risks and benefits of a new treatment.

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

There were no deaths during the study and only three SAEs were reported. The two SAEs in the IMC-1 group were a non-ST segment elevation myocardial infarction and a facial cellulitis and the one SAE in the placebo group was a right breast micro-metastatic ductal carcinoma. One of the 3 SAEs was considered possibly related to study treatment — the non-ST segment elevation myocardial infarction that occurred early in the study in a 47-year- old patient treated with IMC-1. The causal relationship of this SAE to treatment with IMC-1 cannot be ruled out and as such was determined to be “possibly related” to IMC-1; however, the patient’s underlying coronary artery disease and strong family history of premature cardiac disease suggest that other causal factors might also have been involved.

Based on the significant unmet need in treating FM and the aforementioned Phase 2a FM data, IMC-1 has been granted FDA designation for fast-track review status. In addition, the novel mechanism of IMC-1 has enabled us to secure composition of matter intellectual property (patent) protection to 2033.

Following on from our successful Phase 2a study, we held an end of Phase 2 meeting with the FDA. In the meeting, we agreed to initiate either a Phase 2b study or a Phase 3 program after we provide animal toxicology study data, to conduct a human PK study and a clinical trial protocol that includes monitoring renal function through standard safety labs to the FDA. A human PK study with the combined tablet of IMC-1 was completed and performed as expected, with no drug-drug interactions and no adverse events. Multiple dose PK of IMC-1 was well characterized and provides additional data to better understand the PK profile of IMC-1. As a result, we have progressed development of IMC-1 from Phase 2a proof-of-concept to a larger scale Phase 2b study, known as FORTRESS (Fibromyalgia Outcome Research Trial Evaluating Synergistic Suppression of HSV-1), for the treatment of FM. The Phase 2b and chronic toxicology studies are planned components of the registration package supporting Phase 3 requirements.

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

Background of Fibromyalgia (FM)

FM is a widespread chronic pain disorder including severe symptoms of fatigue lasting 3 months or longer in duration. FM is also characterized by generalized aching, muscle stiffness, non-restorative sleep, chronic fatigue, depression, cognitive impairment and disturbances in bowel function. Researchers estimate that FM affects 2% to 8% of the U.S. population and is the second most common “rheumatic disorder,” second to osteoarthritis. The National Fibromyalgia & Chronic Pain Association estimates that 10 million Americans have FM.

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

Just as in FM, we believe many of the symptoms associated with Post-Acute Sequelae of COVID-19 infection (“PASC”) are related to secondary reactivation of tissue resident herpesviruses, and that a suppressive antiviral treatment regimen may be helpful in managing these patients. Recent studies indicate reactivated herpesvirus infection lead to LC, as opposed to residual SARS-CoV-2 virus after the acute infection.  Reactivated herpesviruses, such as Epstein-Barr virus (“EBV”), are associated with fatigue and cognitive dysfunction, the predominant symptoms of LC. According to Olson et al, nucleoside analogue antiviral agents are activated by EBV thymidine kinase (BXLF1) or serine/threonine protein kinase/phosphotransferase (BGLF4), which are expressed only during the lytic phase of EBV replication.  Furthermore, Lin and colleagues concluded that nucleoside analogs, such as valacyclovir, have been developed with the goal of inhibiting the EBV lytic cycle by blocking DNA replication.

A multitude of studies now suggest that some of the symptoms of PASC may not be a direct result of the SARS-CoV-2 virus but may be the result of the reactivation of latent human herpesviruses. Peluso et al. at UCSF reported that EBV reactivation is associated with fatigue and neurocognitive dysfunction in patients with PASC. Reactivation of EBV has been reported among the critically ill patients suffering from PASC and EBV viremia has been correlated with COVID severity.  A longitudinal multi-omic study suggested that four main risk factors for developing PASC are type-2 diabetes, SARS-CoV-2 RNAemia, specific auto-antibodies, and EBV viremia (Su, 2022). Patients with the post-COVID syndrome and reactivation of EBV and HHV-6 infections are at high risk of developing various pathologies, including rheumatologic diseases.

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

In August 2023, we signed an unrestricted grant research agreement with BHC to conduct a second, investigator-initiated, randomized, double-blinded, placebo-controlled exploratory study of LC with IMC-2. The primary goal of the study was to establish the IMC-2 treatment effect versus a placebo in order to help inform the design of a larger LC Phase 2b study. In November 2024, we announced the results from this study.  We enrolled 44 patients that were randomized to a high dose treatment group of 1500/750 (Val/Cel), a low dose treatment group of 750/200 (Val/Cel) and placebo. While not statistically significant given the small sample size recruited for this trial (14 to 15 patients per group), the study demonstrated that the low dose combination antiviral therapy IMC-2 exhibited clinically meaningful improvements in fatigue and sleep disruption as compared to patients treated with placebo. Overall, the IMC-2 adverse event profile was favorable in this study. The high dose IMC-2 treatment (valacyclovir 1500 mg + celecoxib 200 mg dosed twice daily) resulted in more GI related adverse events compared to the low dose and placebo cohorts. We are currently seeking external financing and partnership opportunities to continue the advancement of IMC-2.

Regulatory and Development Timeline

IMC-1

We have continued to regularly engage the FDA regarding IMC-1 for the treatment of FM. Since we are combining proprietary doses of two previously approved drugs, our fixed dose combination product candidates are eligible for submission to the FDA for approval under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act (“FDCA”).  Under Section 505(b)(2), we are able to rely upon FDA’s previous findings of safety and effectiveness, and extensively reference several sections of the United States Prescribing Information for Famvir (famciclovir) and Celebrex (celecoxib). We expect our 505(b)(2) new drug application (“NDA”) filing to rely on portions of the development programs conducted for the reference drugs, as described in the FDA-approved United States Prescribing Information. In our discussions with the FDA, the FDA has agreed to our 505(b)(2) filing plan.

At the conclusion of our FORTRESS Phase 2b clinical study in 2022, we requested an end-of-phase 2 meeting with the FDA. The meeting was held in March 2023, with the Anesthesiology, Addiction Medicine and Pain Medicine division of the FDA. Based on a review of the safety and efficacy data, the FDA provided feedback that our Phase 3 proposal was acceptable. The proposed Phase 3 program will consist of four primary components: two adequate and well-controlled clinical studies, one of which would be a full factorial design with each of the individual components of IMC-1 (famciclovir and celecoxib) as separate comparator arms, a long-

term safety trial, and a pharmacokinetic/food effect study. Based on data from the recently completed FORTRESS Phase 2b trial, we proposed a Phase 3 development program targeting community-based FM patients, who have not participated in prior FM trials. The FDA was in agreement and the Company could progress to Phase 3 subject to review of the final results from our recently completed chronic toxicology program.

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

IMC-2

In September 2023, we requested a Pre-Investigational New Drug Application (“PIND”) for IMC-2 for the treatment of LC with the FDA. In October, we submitted a full briefing package and by the end of December 2023, we received written communication from the Antivirals Group, Division of Infectious Diseases, on the development requirements and key endpoints associated with advancing IMC-2 into Phase 2 for treatment of LC symptoms.   The FDA agreed that we could use improvement in fatigue as a primary endpoint in a Phase 2 study and agreed with our overall study design.    The Phase 2 study will compare IMC-2 versus placebo in a randomized, double-blind study of LC patients for 12 weeks. We are currently seeking external financing and partnership opportunities to continue the advancement of IMC-2.

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

Our Product Development Pipeline

We currently have a pipeline of candidates with significant potential for value creation.

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

As of December 31, 2024, our portfolio of owned Halneuron®-related patents totaled 7 issued families of patents in the United States and abroad. As TTX is a natural molecule, we do not hold Composition of Matter patents. However, we do hold patents related to the manufacturing, formulation, and use of Halneuron®. Exclusivity of our issued patents expire over the period of 2027 to 2030. Once pending patents are issued, exclusivity extends to 2042 and 2045.

Issued Family of Patents

●	Stable Freeze-Dried Pharmaceutical Formulation of Tetrodotoxin
o	U.S.A. (8,124,608)
●	Use of Sodium Channel Blockers for The Treatment of Neuropathic Pain Developing as a Consequence of Chemotherapy
o	U.S.A. (9,018,222, 10,149,852, 10,624,896 and 11,419,873)
o	Canada (2,942,085 and 2,647,235)
o	China (101563079)
o	Germany (60 2007 055 539.6)
o	Spain (E11180427)

o	France (2,394,646)
o	United Kingdom (2394646)
o	Italy (502018000000000)
●	Sodium Channel Blocking Compounds Tetrodotoxin Galactopyranosides
o	U.S.A. (8,486,901)

Pending Patent Families

●	Tetrodotoxin Liquid Formulations
o	U.S.A. (Application No. 18/556/683)
o	Australia (Application No. 2022261799)
o	Canada (Application No. 3215362)
o	China (Application No. 202280000000.00)
o	European Patent Office (Application No. 22790649.2)
o	Hong Kong SAR (Application No. 62024091184)
o	Japan (Application No. 2023-565457)
o	South Korea (Application No. 10-2023-7037918)
o	New Zealand (Application No. 804051)
●	Process for the Extraction and Purification of Tetrodotoxin
o	PCT International (Application No. PCT/CA2023/050562)
o	U.S.A. (Application No. 18/880,674)
o	Australia (Application No. 2023301716)
o	Canada (Application No. 3259981)
o	China (Application No. 202380051910.X)
o	Europe (Application No. 23834327.1)
o	Japan
o	South Korea (Application No. 10-2025-7003014)
o	New Zealand (Application No. 817473)

●	Use of Tetrodotoxin for Ocular Applications
o	U.S.A. (Application No. 63/652,113)
●	Process for the Synthesis of Tetrodotoxin and Intermediates Thereof
o	U.S.A (Application No. 63/672,146)

As of December 31, 2024, our antiviral portfolio of owned patents totaled 21 issued patents in the United States and abroad. This includes three Composition of Matter patents, including a Synergistic Patent, and two Method of Use patents in the United States, all of which relate to IMC-1. Exclusivity with all patents extends to 2033.

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

Our commercial success will also depend in part on not infringing upon the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies, or our drugs or processes, obtain licenses or cease certain activities. Our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize our future drugs may have an adverse impact on us. If third parties have prepared and filed patent applications prior to March 16, 2013 in the United States that also claim technology to which we have rights, we may have to participate in interference proceedings in the USPTO, to determine priority of invention. For more information, please see “Risk Factors––Risks Related to Our Intellectual Property.”

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

Sales and Marketing

If Halneuron® receives regulatory approval, we plan to enter into sales and marketing agreements with one or several pharmaceutical companies to sell to anesthesiologists, oncologists, and to primary care physicians.

If IMC-1 or IMC-2 is approved, we plan to enter into sales and marketing agreements with one or several pharmaceutical companies to sell to neurologists, geriatric specialists and to primary care physicians.

Manufacturing

We rely on third-party contractors for manufacturing clinical supplies and plan to do so for commercial supply as well. For Halneuron®, we are currently working with an overseas supplier for the synthetic development of the active pharmaceutical ingredient (“API”). We are also working with a Canadian manufacturer for lyophilization and manufacturing of Halneuron®’s lyophilized fill and finish product which will be distributed to the clinical sites for reconstitution and use in clinical trials.

We are presently developing a synthetically formulated version of Halneuron® to be used for both Phase 3 development as well as for commercialization, presuming success in future development and approval by the FDA.  This new process is nearing completion, as evidenced by the establishment of chemical equivalence between naturally harvested tetrodotoxin and the new synthetic formulation.  We plan to engage with the FDA in the second half of 2025 to discuss their regulatory feedback regarding advancing the synthetic formulation for Phase 3 in 2026. There are several benefits to advancing a synthetically manufactured Halneuron® product, including establishment of a highly repeatable and more cost-effective manufacturing process and to garner significantly longer intellectual property protection, the latter of which we plan to file later this year.

For IMC-1 and IMC-2, presently we are working with an overseas supplier for the manufacture of the cGMP (as defined below) API and with a local supplier for storage stability, encapsulating, blister packing, blinding and distribution of the capsules or pills to the clinical sites.

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

U.S. Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of our product candidates, Halneuron®, IMC-1 and IMC-2, or any other product candidate for which we may seek regulatory approval.

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

The process for determining whether a payor will provide coverage for a product is typically separate from the process for setting the reimbursement rate that the payor will pay for the product. Third-party payors may limit coverage to specific products on an approved list or formulary, which might not include all the FDA-approved products for a particular indication. Also, third-party payors may refuse to include a branded drug on their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or another alternative is available. However, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be available. Private payors often rely on the lead of the governmental payors in rendering coverage and reimbursement determinations. Sales of Halneuron®, IMC-1, IMC-2 or any other product candidates will therefore depend substantially on the extent to which the costs of our products will be paid by third-party payors. Achieving favorable coverage and reimbursement from the Centers for Medicare and Medicaid Services (“CMS”) and/or the Medicare Administrative Contractors is typically a significant gating issue for successful introduction of a new product.

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

To market our future products in the EEA (which is comprised of the 27 Member States of the EU plus Norway, Iceland and Liechtenstein) and many other foreign jurisdictions, we must obtain separate regulatory approvals. More concretely, in the EEA, medicinal products can only be commercialized after obtaining a Marketing Authorization (“MA”). There are two types of marketing authorizations:

●	The Community MA, which is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use of the EMA, and which is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products and medicinal products indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-

immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU; and
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

Human Capital Resources

As of December 31, 2024, we had twelve full-time employees and no part-time employees, four employees working in the U.S. and eight employees working in Canada. Accordingly, a high percentage of our work performed for our development projects is outsourced to qualified independent contractors. All employees and contractors are subject to contractual agreements that specify requirements for confidentiality, ownership of newly developed intellectual property and restrictions on working for competitors as well as other matters.

Facilities

Dogwood leases offices for its Canadian employees at the address 1150-1100 Melville St, Vancouver, B.C., Canada.  The U.S. operations do not own or lease any offices at this time other than a “virtual office” at the address set forth on the cover page of this Annual Report.

Share Exchange Agreement and Combination

On October 7, 2024, the Company, entered into a Share Exchange Agreement (the “Exchange Agreement”) with Sealbond Limited (“Sealbond”) pursuant to which the Company acquired 100% of the issued and outstanding common shares of Pharmagesic (Holdings) Inc. (“Pharmagesic”, and such transaction, the “Combination”). Prior to the Combination, Pharmagesic was a wholly-owned subsidiary of Sealbond and an indirect wholly-owned subsidiary of CK Life Sciences Int’l., (Holdings) Inc. (“CKLS”), a listed entity on the Main Board of the Hong Kong Stock Exchange.

Under the terms of the Exchange Agreement, upon the consummation of the Combination, in exchange for all of the outstanding common shares of Pharmagesic, the Company issued to Sealbond an aggregate of (A) 211,383 shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”) and (B) 2,108.3854 shares of the Company’s Series A Non-Voting Convertible Preferred Stock, par value $0.0001 per share (“Series A Preferred Stock”). Each share of Series A Preferred Stock is convertible into 10,000 shares of Common Stock, subject to certain conditions.

Loan Agreement

On October 7, 2024, in connection with the Exchange Agreement, the Company entered into a Loan Agreement (the “Loan Agreement”) with Conjoint Inc., a Delaware corporation (“Lender”). Pursuant to the Loan Agreement, Lender agreed to make a loan to the Company in the aggregate principal amount of $19,500,000, of which (i) $16,500,000 was disbursed on October 7, 2024 and (ii) $3,000,000 was disbursed on February 18, 2025. Prior to the Debt Exchange and Cancellation Transaction described below, the Loan Agreement bore interest at the Secured Overnight Financing Rate (“SOFR”). The Loan Agreement was payable in full with principal and accrued interest on October 7, 2027.

Reverse Stock Split

On October 7, 2024, the Company effected a reverse stock split (the “Reverse Stock Split”), pursuant to which every 25 shares of the Company’s issued and outstanding Common Stock was converted automatically into one issued and outstanding share of Common Stock. The Reverse Stock Split affected all stockholders uniformly and did not by itself alter any stockholder’s percentage interest in the Company’s equity, except to the extent that the Reverse Stock Split would result in a stockholder owning a fractional share. No fractional shares were issued in connection with the Reverse Stock Split and any stockholder who would have received any fractional shares instead received a cash payment equal to the fair market value of such fractional share.

Exchange and Cancellation Agreement

On March 12, 2025, we entered into a Debt Exchange and Cancellation Agreement (the “Exchange and Cancellation Agreement”) with the Lender. Pursuant to the Exchange and Cancellation Agreement, the principal amount of all loans made to the Company under the Loan Agreement, along with accrued interest through March 12, 2025, was deemed repaid and all of the Company’s obligations satisfied in full and cancelled in exchange for 284.2638 shares of the Company’s Series A-1 Non-Voting Convertible Preferred Stock, par value $0.0001 per share (the “Debt Exchange and Cancellation Transaction”).

March 2025 Offering

On March 12, 2025, we entered into an agreement with Maxim Group LLC as placement agent in connection with the issuance and sale by the Company in a registered direct offering of 578,950 shares of our Common Stock at a price of $8.26 per share (the “March 2025 Offering”), pursuant to an effective shelf registration statement on Form S-3 (File No. 333-263700).  The March 2025 Offering closed on March 14, 2025, and the gross proceeds from the March 2025 Offering were approximately $4.78 million. The net proceeds of the March 2025 Offering were approximately $4.25 million after deducting placement agent fees and offering expenses payable by the Company.

Corporate Information

The Company was originally formed on February 28, 2012 as a limited liability company under the laws of the State of Alabama as “Innovative Med Concepts, LLC.” On July 23, 2020, the Company changed its name from “Innovative Med Concepts, LLC” to “Virios Therapeutics, LLC.” The Company was then incorporated under the laws of the State of Delaware on December 16, 2020 through a corporate conversion just prior to the Company’s initial public offering (“IPO”). On October 7, 2024, the Company changed its name from “Virios Therapeutics, Inc.” to “Dogwood Therapeutics, Inc.” In addition, effective at the open of market trading on October 9, 2024, the Common Stock ceased trading under the ticker symbol “VIRI” and began trading on the Nasdaq Stock Market under the ticker symbol “DWTX”.

Available Information

The Securities and Exchange Commission (the “SEC”) maintains an internet site, www.sec.gov, that contains the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments thereto, and other reports electronically filed with the SEC. The Company makes these documents that have been filed with the SEC available free of charge through the Company’s website, www.dwtx.com, by clicking the Investors tab and selecting “All SEC Filings” under the “SEC Filings” tab. Information included on the Company’s website is not part of this Annual Report on Form 10-K.

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

Our financial statements as of December 31, 2024 were prepared under the assumption that we will continue as a going concern for the next twelve months. Due to our recurring losses from operations, we concluded that there is substantial doubt in our ability to continue as a going concern within one year after the financial statements are issued without additional capital becoming available. Our independent registered public accounting firm has issued an audit report that includes an explanatory paragraph referring to the uncertainty regarding our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We are not currently profitable, and we may never achieve or sustain profitability.

We are a development-stage biotechnology company with a limited operating history and have incurred losses since our formation. We incurred consolidated net losses of $12,349,724 and $5,296,015 for each of the years ended December 31, 2024 and 2023. As of December 31, 2024, we had an accumulated deficit of $73,818,946. We have not commercialized any products and have never generated revenue from the commercialization of any product. To date, we have devoted most of our financial resources to research and development, including our preclinical and clinical work, and to intellectual property.

We expect to incur significant additional operating losses for the next several years, at least, as we advance Halneuron®, IMC-1, IMC-2 and any other product candidates through clinical development, complete clinical trials, seek regulatory approval and commercialize the drug or any other product candidates, if approved. The costs of advancing product candidates into each clinical phase tend to increase substantially over the duration of the clinical development process. Therefore, the total costs to advance any of our product candidates to marketing approval in even a single jurisdiction will be substantial. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of any products or achieve or maintain profitability. Our expenses will also increase substantially if and as we:

●	conduct our Phase 3 studies or conduct clinical trials for any other indications or other product candidates;
●	establish sales, marketing, distribution, and compliance infrastructures to commercialize Halneuron®, IMC-1 or IMC-2, if approved, and for any other product candidates for which we may obtain marketing approval;
●	maintain, expand and protect our intellectual property portfolio;

●	hire additional clinical, scientific and commercial personnel;
●	add operational, financial and management information systems and personnel, including personnel to support our development and planned future commercialization efforts, as well as to support our transition to a public reporting company; and
●	acquire or in-license or invent other product candidates or assets.

Furthermore, our ability to successfully develop, commercialize and license any product candidates and generate product revenue is subject to substantial additional risks and uncertainties, as described below under “— Risks Related to Development, Clinical Testing, Manufacturing and Regulatory Approval” and “— Risks Related to Commercialization.” As a result, we expect to continue to incur net losses and negative cash flows for the foreseeable future. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ (deficit) equity and working capital. The amount of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. If we are unable to develop and commercialize one or more product candidates, either alone or through collaborations, or if revenues from any product that receives marketing approval are insufficient, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain profitability or meet outside expectations for our profitability. If we are unable to achieve or sustain profitability or to meet outside expectations for our profitability, the value of our common stock will be materially and adversely affected.

We will require additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to complete the development and commercialization of Halneuron®, IMC-1 or IMC-2.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to advance the clinical development, launch and commercialization (if we receive regulatory approval) of Halneuron®, IMC-1 and/or IMC-2. We will require additional capital for the further development and potential commercialization of Halneuron®, IMC-1 or IMC-2. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Our cash on hand as of December 31, 2024 is not sufficient to fund our operations and capital requirements for at least the next 12 months subsequent to the filing date of the Company’s Annual Report on Form 10-K.  Currently, the planned research and development activities for the next year include advancing the Halneuron® Phase 2b clinical trial for the treatment of CINP with an interim data readout in the fourth quarter of 2025; further developing the synthetic production and scale-up process of TTX; continued salaries and benefits; and maintaining operations in the U.S. and Canada.  Additional capital will need to be raised to fund the second half of the Halneuron® Phase 2b for the treatment of CINP and before initiating additional research and development activities. We have based this estimate on assumptions that may prove to be wrong, and we could deploy our available capital resources sooner or for other purposes than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to the:

●	initiation, progress, timing, costs and results of preclinical studies and clinical trials, including patient enrollment in such trials, for Halneuron®, IMC-1 or IMC-2 or any other product candidates we develop in the future;
●	clinical development plans we establish for Halneuron®, IMC-1 and/or IMC-2 or any other product candidates we develop in the future;
●	obligation to make royalty and non-royalty sublicense receipt payments to third-party licensors, if any, under our licensing agreements;

●	number and characteristics of product candidates that we discover or in-license and develop;
●	outcome, timing and cost of regulatory review by the FDA and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies than those that we currently expect;
●	costs of filing, prosecuting, defending and enforcing any patent claims and maintaining and enforcing other intellectual property rights;
●	effects of competing technological and market developments;
●	costs and timing of the implementation of commercial-scale manufacturing activities; and
●	costs and timing of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates and uncertainty about economic stability. For example, the ongoing conflict between Ukraine and Russia has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive.

We have a limited operating history and no history of commercializing pharmaceutical products, which may make it difficult to evaluate the prospects for our future viability.

We were established and began operations in 2012. Our operations to date have been limited to financing and staffing our company, conducting proof-of-concept studies for IMC-1 and IMC-2, and conducting preclinical and clinical studies of IMC-1. In October 2024, we acquired Halneuron® through the formation of Dogwood Therapeutics, Inc. and are currently conducting a Phase 2b clinical trial in CINP. Our experience includes testing IMC-1 and IMC-2 in clinical trials for safety and proof-of-concept. We have not yet demonstrated the ability to successfully obtain marketing approval, manufacture a commercial scale product, arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

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

Risks Related to Development, Clinical Testing, Manufacturing and Regulatory Approval

We are heavily dependent on the success of our product candidates, Halneuron®, IMC-1 and IMC-2, which are still under clinical development, and if these candidates do not receive regulatory approval or, if approved, our commercialization efforts are unsuccessful, our business may be harmed.

We do not have any products that have been granted regulatory approval. Currently, our product candidates include Halneuron® for the treatment of CINP, IMC-1 for the treatment of FM and IMC-2 for the treatment of LC. As a result, our business is dependent on our ability to successfully complete clinical development of, obtain regulatory approval for, and, if approved, successfully commercialize Halneuron®, IMC-1 and/or IMC-2 in a timely manner. We cannot commercialize Halneuron®, IMC-1 or IMC-2 in the United States without first obtaining regulatory approval from the FDA; similarly, we cannot commercialize Halneuron®, IMC-1 or IMC-2 outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of Halneuron®, IMC-1 or IMC-2 for a target indication, we must demonstrate with substantial evidence gathered in preclinical studies and clinical trials and, with respect to approval in the United States, to the satisfaction of the FDA, that Halneuron®, IMC-1 or IMC-2 is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate. In our most recent clinical trial involving IMC-1, the Phase 2b FORTRESS study,

IMC-1 did not achieve statistically significant efficacy outcomes. Even if IMC-1 were to successfully obtain approval from the FDA and comparable foreign regulatory authorities, any approval might contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval for Halneuron® IMC-1 or IMC-2 in one or more jurisdictions, or any approval we receive contains significant limitations or requirements, we may not be able to obtain sufficient funding or generate sufficient revenue to continue the development of any other product candidate that we may in-license, develop or acquire in the future. Furthermore, even if we obtain regulatory approval for Halneuron®, IMC-1 or IMC-2, we will still need to develop a commercial organization, establish commercially viable pricing and obtain approval for adequate reimbursement from third-party and government payors. If we are unable to successfully commercialize Halneuron®, IMC-1 or IMC-2, we may not be able to earn sufficient revenue to continue our business.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Because the results of preclinical studies and early clinical trials are not necessarily predictive of future results, Halneuron®, IMC-1, IMC-2 and our other compounds may not have favorable results in later preclinical and clinical studies or receive regulatory approval. We may experience delays in initiating and completing any clinical trials that we intend to conduct, and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, or at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

●	the FDA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical studies;
●	obtaining regulatory approval to commence a trial;
●	reaching an agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

●	obtaining Institutional Review Board, or IRB, approval at each site, or Independent Ethics Committee, or IEC, approval at sites outside the United States;
●	recruiting suitable patients to participate in a trial in a timely manner and in sufficient numbers;
●	having patients complete a trial or return for post-treatment follow-up;
●	imposition of a clinical hold by regulatory authorities or IRBs, including as a result of unforeseen safety issues or side effects or failure of trial sites to adhere to regulatory requirements or follow trial protocols;
●	clinical sites deviating from trial protocol, committing fraud or other violations of regulatory requirements, or dropping out of a trial, which can render data from that site unusable in support of regulatory approval;
●	addressing patient safety concerns that arise during the course of a trial;
●	adding a sufficient number of clinical trial sites; or
●	manufacturing sufficient quantities of Halneuron®, IMC-1 or IMC-2 for use in clinical trials.

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

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming, expensive, and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for Halneuron®, IMC-1, IMC-2 or any other product candidates, our business will be substantially harmed.

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that we will never obtain regulatory approval for Halneuron®, IMC-1, IMC-2 or any other product candidates. We are not permitted to market any of our product candidates in the United States until we receive regulatory approval from the FDA. Our ability to successfully obtain regulatory approval from the FDA or comparable foreign regulatory authorities is subject to many risks and uncertainties, including the occurrence of one or more of the following:

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

Of the large number of drugs in development, only a small percentage successfully complete the regulatory approval processes and are commercialized. This lengthy approval process, as well as the unpredictability of future clinical trial results, may result in our failing to obtain regulatory approval to market Halneuron®, IMC-1, IMC-2 or another product candidate, which would significantly harm our business, results of operations and prospects.

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

The results of preclinical studies, early clinical trials or analyses of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. In addition, conclusions based on promising data from analyses of clinical results may be shown to be incorrect when implemented in prospective clinical trials. Even if our clinical trials for Halneuron®, IMC-1 and IMC-2 are completed as planned, we cannot be certain that their results will support the safety and efficacy sufficient to obtain regulatory approval.

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

Serious adverse events or undesirable side effects caused by Halneuron®, IMC-1, IMC-2 or any other product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Results of any clinical trial we conduct could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Patients treated with IMC-1 in our Phase 2a and Phase 2b studies discontinued their participation due to adverse events at a rate lower than patients treated with placebo. The most common adverse events IMC-1 patients experienced (other than COVID-19 infection) were gastrointestinal events and headache at rates less than 5%. There were three serious adverse events observed in the Phase 2a study, two on patients treated with IMC-1, and one for a placebo treated patient. In the larger Phase 2b study, there were three serious adverse events that occurred in two patients, both of whom were treated with placebo.

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

The market opportunities for Halneuron®, IMC-1 or IMC-2, if approved, may be smaller than we anticipate.

We are developing Halneuron® for the treatment of CINP, IMC-1 for the treatment of FM and IMC-2 for the treatment of LC. Our estimates of market potential have been derived from a variety of sources, including scientific literature, patient foundations and primary and secondary market research, and may prove to be incorrect. Even if we obtain significant market share for any product candidate, if approved, if the potential target populations are small, we may never achieve profitability without obtaining marketing approval for additional indications.

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

Even if we obtain FDA approval for Halneuron®, IMC-1, IMC-2 or any other product candidates in the United States, we may never obtain approval for or commercialize Halneuron®, IMC-1, IMC-2 or any other product candidate in any other jurisdiction, which would limit our ability to realize their full global market potential.

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

Even if we obtain regulatory approval for Halneuron®, IMC-1, IMC-2 or any other product candidate, we will still face extensive and ongoing regulatory requirements and obligations and any product candidates, if approved, may face future development and regulatory difficulties.

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

We may seek a Breakthrough Therapy designation for Halneuron®, IMC-1 or IMC-2 from the FDA. However, we might not receive such designation, and even if we do, such designation may not lead to a faster development or regulatory review or approval process.

We may seek a Breakthrough Therapy designation for Halneuron®, IMC-1, IMC-2 or one or more of our other product candidates. A Breakthrough Therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA may also be eligible for priority review if supported by clinical data at the time the NDA is submitted to the FDA.

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

The use of Halneuron®, IMC-1, IMC-2 or any other product candidates we may develop in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by patients, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse effects. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

●	impairment of our business reputation and significant negative media attention;
●	withdrawal of participants from our clinical trials;
●	significant costs to defend the litigation;
●	distraction of management’s attention from our primary business;
●	substantial monetary awards to patients or other claimants;
●	inability to commercialize Halneuron®, IMC-1, IMC-2 or any other product candidate;
●	product recalls, withdrawals or labeling, marketing or promotional restrictions;
●	decreased market demand for any product; and
●	loss of revenue.

The product liability insurance coverage we plan to acquire in the future may not be sufficient to reimburse us for any expenses or losses we may suffer. In connection with our clinical studies, we have carried and continue to carry insurance for product liability claims in the United States. We intend to acquire insurance coverage to include larger clinical studies, different countries and sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts.

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

The biopharmaceutical and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. Our success is highly dependent on our ability to acquire, develop, and obtain marketing approval for new products on a cost-effective basis and to market them successfully. If either  Halneuron®, IMC-1 and/or IMC-2 is approved, we will face intense competition from a variety of businesses, including large, fully integrated pharmaceutical companies, specialty pharmaceutical companies and biopharmaceutical companies in the United States and other jurisdictions. These organizations may have significantly greater resources than we do and may conduct similar research; seek patent protection; and establish collaborative arrangements for research, development, manufacturing and marketing of products that may compete with us.

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

We may face early generic competition for Halneuron®, IMC-1, IMC-2 or any other products we successfully develop and market.

Pharmaceutical companies developing novel products face intense competition from generic drug manufacturers who aggressively seek to challenge patents and non-patent exclusivities for branded products, and who are able to use much less-onerous product development and FDA approval pathways for their generic products. The active ingredient of Halneuron®, tetrodotoxin, is available for purchase in the open market today. Both of the active ingredients of IMC-1, famciclovir and celecoxib, and IMC-2, valacyclovir and celecoxib, are marketed in numerous FDA-approved single-ingredient generic products that copy the original brand name products containing those active ingredients, indicating that numerous potential generic competitors have successfully developed formulation and manufacturing processes to make finished drug products of the individual components of IMC-1 and IMC-2 using these ingredients. Such generic competitors could apply those processes to develop equivalent generic versions of Halneuron®, IMC-1 or IMC-2. Under FDA’s generic drug approval processes, described in more detail in the section titled “Hatch-Waxman and Generic Competition,” we do not believe that either Halneuron®, IMC-1 or IMC-2 would be eligible for the 5-year NCE Exclusivity period, because both active ingredients have previously been approved by FDA in other branded drug products, although Halneuron®, IMC-1 or IMC-2 may qualify for a 3-year exclusivity period during which no generic version could be approved.

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

We are presently developing a synthetically formulated version of Halneuron® to be used for both Phase 3 development as well as for commercialization, and we plan to engage with the FDA in the second half of 2025 to discuss their regulatory feedback regarding advancing the synthetic formulation for Phase 3 in 2026. However, we may fail to successfully develop and commercialize this synthetic formulation of Halneuron®, which could result in cost overruns and cause delays in Phase 3 development. Any such failure may prevent us from, or delay us in, commercializing Halneuron®, which could have a material adverse effect on our business, financial condition, results of operations and prospects. Furthermore, delays in Phase 3 development, and therefore regulatory approval of Halneuron®, could also reduce the period of time during which we can market it under patent protection.

Even if we are successful in achieving regulatory approval to commercialize Halneuron®, we expect to eventually face generic competition, however this may occur sooner than anticipated. Given the amount of time required for the development, testing and regulatory review of Halneuron®, patents protecting Halneuron® might expire before or shortly after generic alternatives are approved and commercialized. Generic products may be significantly less costly to bring to market than Halneuron®, and companies that produce generic products are generally able to offer them at lower prices. As a result, the launch of a generic version of Halneuron® would be likely to result in a reduction in the demand for Halneuron®, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

The successful commercialization of Halneuron®, IMC-1, IMC-2 and any other product candidate we develop will depend in part on the extent to which governmental authorities and health insurers establish adequate coverage, reimbursement levels, and pricing policies. Failure to obtain or maintain coverage and adequate reimbursement for our product candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue.

The availability and adequacy of coverage and reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford prescription medications such as Halneuron®, IMC-1 or IMC-2, if approved. Our ability to achieve acceptable levels of coverage and reimbursement for products by governmental authorities, private health insurers and other organizations will have an effect on our ability to successfully commercialize our drug and any other product candidates we develop. Assuming we obtain coverage for our product candidates by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. We cannot be sure that coverage and reimbursement in the United States or elsewhere will be available for our product candidates or any product that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.

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

Even if Halneuron®, IMC-1, IMC-2 or any other product candidate we develop receives marketing approval, it may fail to achieve market acceptance by physicians, patients, third-party payors or others in the medical community necessary for commercial success.

If Halneuron®, IMC-1, IMC-2 or any other product candidate we develop receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If it does not achieve an adequate level of acceptance, we may not generate significant product revenues or become profitable. The degree of market acceptance of our product candidates, if approved, will depend on a number of factors, including but not limited to:

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

If we are unable to establish sales, marketing and distribution capabilities either on our own or in collaboration with third parties, we may not be successful in commercializing Halneuron®, IMC-1 or IMC-2, if approved.

We do not have any infrastructure for the sales, marketing or distribution of Halneuron®, IMC-1 or IMC-2, or compliance functions related to such activities, and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market and successfully commercialize any of our product candidates that receive regulatory approval, we must build our sales, distribution, marketing, managerial, compliance, and other non-technical capabilities or make arrangements with third parties to perform these services. We expect to build a focused sales, distribution and marketing infrastructure to market Halneuron®, IMC-1 and/or IMC-2, if approved, in the United States and potential other major markets. There are significant expenses and risks involved with establishing our own sales, marketing and distribution capabilities, including our ability to hire, retain and appropriately incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, oversee the compliance of sales and marketing functions, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing, distribution and compliance capabilities could delay any product launch, which would adversely impact the commercialization of that product. For example, if the commercial launch of Halneuron®, IMC-1 and/or IMC-2 for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

If we are unable to build our own sales force or negotiate a collaborative relationship for the commercialization of Halneuron®, IMC-1 and/or IMC-2, we may be forced to delay the potential commercialization of the drug or reduce the scope of our sales or marketing activities. If we need to increase our expenditures to fund commercialization activities for Halneuron®, IMC-1 and/or IMC-2 we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all. We may also have to enter into collaborative arrangements for Halneuron®, IMC-1 or IMC-2 at an earlier stage than otherwise would be ideal and we may be required to relinquish rights to it or otherwise agree to terms unfavorable to us. Any of these occurrences may have an adverse effect on our business, operating results and prospects.

If we are unable to establish adequate sales, marketing and distribution capabilities, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates and may never become profitable. We will be competing with many companies that currently have extensive and well-

funded marketing and sales operations. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

A variety of risks associated with operating internationally could materially adversely affect our business.

We currently have no international operations outside of North America, but our business strategy includes potentially expanding beyond North America if any of our product candidates receive regulatory approval. Doing business internationally involves a number of risks, including but not limited to:

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

We currently rely on third-party contract manufacturing organizations, or CMOs, for the production of clinical supply of Halneuron®, IMC-1 and IMC-2 and intend to rely on CMOs for the production of commercial supply of Halneuron®, IMC-1 and IMC-2, if approved. Our dependence on CMOs may impair the development and commercialization of the drug, which would adversely impact our business and financial position.

We have limited personnel with experience in manufacturing, and we do not own facilities for manufacturing. Instead, we rely on and expect to continue to rely on CMOs for the supply of cGMP grade clinical trial materials and commercial quantities of Halneuron®, IMC-1, IMC-2 and any product candidates we develop, if approved. Reliance on CMOs may expose us to more risk than if we were to manufacture our product candidates ourselves. We intend to manufacture a sufficient clinical supply of Halneuron®, IMC-1 and IMC-2 to enable us to complete future clinical trials, and we have also engaged a CMO to provide clinical and commercial supply of the drug product.

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

As with other companies engaged in activities similar to ours, we face a risk of environmental liability inherent in our current and historical activities, including liability relating to releases of or exposure to hazardous or biological materials. Environmental, health and safety laws and regulations are becoming more stringent. We may be required to incur substantial expenses in connection with future environmental compliance or remediation activities, in which case, the production efforts of our third-party manufacturers or our development efforts may be interrupted or delayed. Further, any new laws, rules and regulations, including changes to regulatory policy and the promulgation of new laws and regulations under the new presidential administration in the U.S. could make compliance more difficult or expensive.

If we become profitable, our ability to use our net operating loss carryforwards and other tax attributes to offset future taxable income or taxes may be subject to limitations.

As of December 31, 2024, we had U.S. federal net operating loss carryforwards, or NOLs, of approximately $36,669,000 million and Georgia and Florida state NOLs of approximately $44,443,000 million and $1,372,000 million, respectively. As of December 31, 2024, we also had Canadian non-capital loss carryforwards of approximately $25,277,000, which have a twenty year carryforward and begin expiring in 2025 and Hong Kong tax losses carryforwards or approximately $58,126,000 which have no expiry. These net operating losses can be carried forward and applied against future taxable income, if any. A full allowance for the value of the NOLs is provided for in our audited consolidated financial statements for the year of December 31, 2024 included in this Annual Report on Form 10-K. We cannot guarantee what the ultimate outcome or amount of the benefit we may receive from the NOLs, if any, will be. If we become profitable in the future, our ability to use net operating loss carryforwards and other tax attributes to offset future taxable income or reduce taxes may be subject to limitations.

Risks Related to Our Intellectual Property

Our patents may be challenged in courts or in patent offices which could result in the invalidation, narrowing or unenforceability of our patents and our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

There is no assurance that all the potentially relevant prior art relating to our patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue and even if such patents further cover Halneuron®, IMC-1, IMC-2 or any other product candidates we develop in the future, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, invalidated, or held unenforceable. Any successful opposition to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any product candidates that we may develop. Further, if we encounter delays in regulatory approvals, the period during which we could market a product candidate under patent protection could be reduced.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

●	others may be able to make products that are similar to Halneuron®, IMC-1, IMC-2 or any other product candidates we develop in the future but that are not covered by the claims of the patents that we own or license from others;
●	others may independently develop similar or alternative technologies or otherwise circumvent any of our technologies without infringing our intellectual property rights;
●	we or any of our collaborators might not have been the first to conceive and reduce to practice the inventions covered by the patents or patent applications that we own, license or will own or license;

●	we or any of our collaborators might not have been the first to file patent applications covering certain of the patents or patent applications that we or they own or have obtained a license, or will own or will have obtained a license;
●	it is possible that our pending patent applications will not lead to issued patents;
●	issued patents that we own may not provide us with any competitive advantage, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;
●	our competitors might conduct research and development activities in countries where we do not have patent rights, or in countries where research and development safe harbor laws exist, and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
●	ownership of our patents or patent applications may be challenged by third parties; and
●	the patents of third parties or pending or future applications of third parties, if issued, may have an adverse effect on our business.

Our reliance on third parties requires us to share our trade secrets, which increases the possibility that our trade secrets will be misappropriated or disclosed, and confidentiality agreements with employees and third parties may not adequately prevent disclosure of trade secrets and protect other proprietary information.

We consider proprietary trade secrets or confidential know-how and unpatented know-how to be important to our business. We may rely on trade secrets or confidential know-how to protect our technology, especially where patent protection is believed by us to be of limited value. Because we expect to rely on third parties to manufacture Halneuron®, IMC-1, IMC-2 and any other product candidates we develop in the future, and we expect to collaborate with third parties on the development of Halneuron®, IMC-1, IMC-2 and any other product candidates we develop in the future, we must, at times, share trade secrets with them. We also conduct joint research and development programs that may require us to share trade secrets under the terms of our research and development partnerships or similar agreements. However, trade secrets or confidential know-how can be difficult to maintain as confidential.

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

A third party may hold intellectual property, including patent rights that are important or necessary to the development or commercialization of Halneuron®, IMC-1, IMC-2 or any other product candidates we develop in the future. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize Halneuron®, IMC-1, IMC-2 or any other product candidates we develop in the future, in which case we would be required to obtain a license from these third parties. Such a license may not be available on commercially reasonable terms, or at all, which could materially harm our business. At this time, we are unaware of any intellectual property that interferes with ours or is complementary and needed to commercialize Halneuron®, IMC-1 or IMC-2.

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

Our computer systems, as well as those of our CROs and other contractors and consultants, are vulnerable to damage from computer viruses, unauthorized access, natural disasters (including hurricanes), terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs. For example, the loss of preclinical or clinical trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of IMC-1, IMC-2 or any other product candidates we develop in the future could be delayed.

We may be materially adversely affected by currency fluctuations in the United States dollar versus the Canadian dollar.

The Canadian dollar is the functional currency for our Canadian subsidiaries and our financial results, reported in U.S. dollars, are affected by changes in the currency exchange rate. The assets, liabilities, revenues, and expenses of our Canadian subsidiaries are generally all denominated in Canadian dollars. However, the Canadian dollar financial statements of our Canadian subsidiaries are translated into U.S. dollars in our consolidated financial statements. Therefore, significant exchange rate fluctuations between the U.S. dollar and the Canadian dollar could have a material adverse effect on our financial condition and results of operations. A weaker Canadian dollar relative to the U.S. dollar would result in lower levels of assets, liabilities and operating results as translated in our U.S. dollar reporting currency financial statements. In addition, our net investment in our Canadian subsidiaries, shown as Goodwill and Intangible Assets in the consolidated balance sheets, is significantly affected by fluctuations in the exchange rate between the U.S. dollar and the Canadian dollar.

Risks Related to Our Common Stock

If we are unable to maintain listing of our common stock on the Nasdaq Capital Market or another national stock exchange, it may be more difficult for our stockholders to sell their shares of common stock.

Nasdaq requires issuers to comply with certain standards to remain listed on its exchange. On November 15, 2024, we received a letter from Nasdaq notifying us that the amount of our stockholders’ equity had fallen below the $2,500,000 required minimum for continued listing under Listing Rule 5550(b) (the “Rule”). The letter also noted that we did not meet the alternatives of market value of listed securities or net income from continuing operations and, therefore, no longer comply with the Nasdaq Listing Rules. The notice had no immediate effect on the continued listing status of the Company’s common stock on the Nasdaq Capital Market, and, therefore, the Company’s listing remains fully effective. On December 27, 2024, we submitted to Nasdaq a plan of compliance to achieve and sustain compliance with the Rule.  On February 2, 2025, we received a letter from Nasdaq granting us until May 14, 2025 to regain our compliance with the Nasdaq Listing Rules.

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

The market price of our common stock is highly volatile and is subject to wide fluctuations in response to a variety of factors, including the following:

●	delay in clinical trial enrolment and data readouts;
●	material cost overruns in clinical trials;
●	any delay in submitting an NDA and any adverse development or perceived adverse development with respect to the FDA’s review of that NDA;
●	failure to successfully develop and commercialize Halneuron®, IMC-1, IMC-2 or any other product candidates we develop in the future;
●	inability to obtain additional funding;
●	regulatory or legal developments in the United States and other countries applicable to Halneuron®, IMC-1, IMC-2 or any other product candidates;
●	adverse regulatory decisions;
●	changes in the structure of healthcare payment systems;
●	inability to obtain adequate product supply for Halneuron®, IMC-1, IMC-2 or any other product candidate, or the inability to do so at acceptable prices;
●	introduction of new products, services or technologies by our competitors;
●	failure to meet or exceed financial projections we provide to the public;
●	failure to meet or exceed the estimates and projections of the investment community;
●	changes in the market valuations of companies similar to ours;
●	market conditions in the pharmaceutical and biotechnology sectors, and the issuance of new or changed securities analysts’ reports or recommendations;
●	announcements of significant acquisitions, strategic collaborations, joint ventures or capital commitments by us or our competitors;
●	significant lawsuits, including patent or shareholder litigation, and disputes or other developments relating to our proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

●	additions or departures of key scientific or management personnel;
●	sales of our common stock by us or our shareholders in the future;
●	trading volume of our common stock;
●	general economic, industry and market conditions; and
●	the other factors described in this “Risk Factors” section.

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

Moreover, Section 22 of the Securities Act (as defined below) creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder and our bylaws provide that the federal district courts of the United States of America will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or a Federal Forum Provision. Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court. Section 27 of the Exchange Act (as defined below) creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder and neither the exclusive forum provision nor the Federal Forum Provision applies to suits brought to enforce any duty or liability created by the Exchange Act. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the regulations promulgated thereunder.

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

Risks Related to the Combination

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

If our acquired intangible assets and goodwill become impaired, we may be required to record a significant charge to earnings.

Following the Combination, a significant amount of our total assets are related to acquired intangible assets and goodwill, which are subject to annual impairment reviews, or more frequent reviews if events or circumstances indicate that the carrying value may not be recoverable. For example, in 2024 we recorded a cumulative translation loss of $3.8 million primarily related to our acquired intangible assets located in Canada, primarily due to fluctuations in the exchange rate between the U.S. dollar and the Canadian dollar and future exchange rate fluctuations may require us to incur additional translation losses. Because of the significance of these assets, any charges for impairment as well as amortization of intangible assets could have a material adverse effect on the combined company’s results of operations and financial condition.

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

The issuance of common stock upon conversion of our outstanding Series A Non-Voting Convertible Preferred Stock and Series A-1 Non-Voting Convertible Preferred Stock will cause immediate and substantial dilution to existing shareholders.

As of the date of this Annual Report on Form 10-K, we had 2,213.8044 outstanding shares of Series A Non-Voting Convertible Preferred Stock and 284.2638 outstanding shares of Series A-1 Non-Voting Convertible Preferred Stock. If the Company’s stockholders approve the conversion of each series of preferred stock into Common Stock, each holder of Series A Non-Voting Convertible Preferred Stock or Series A-1 Non-Voting Convertible Preferred Stock may, at its option, convert each of its shares of preferred stock into 10,000 shares of Common Stock. The conversion of the Series A Non-Voting Convertible Preferred Stock and Series A-1 Non-Voting Convertible Preferred Stock of the Company will cause significant dilution to the then holders of our Common Stock. In addition, the Common Stock issuable upon conversion of our outstanding Series A Non-Voting Convertible Preferred Stock and Series A-1 Non-Voting Convertible Preferred Stock may represent overhang that may also adversely affect the market price of our Common Stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock, which typically depresses a company’s stock price. If we experience overhang, any additional shares which the then holders of our Common Stock attempt to sell in the market will only further decrease the market price of our Common Stock.

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

The failure to successfully integrate the businesses of the Company and Pharmagesic in the expected timeframe could adversely affect Dogwood’s results of operations, financial condition, and future results.

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

Item 2. Properties

We do not own or lease any real property in the United States. We run a virtual model and have a mailing address in Alpharetta, Georgia. We lease office spaces in Vancouver, British Columbia, Canada located at 1150-1100 Melville St, Vancouver B.C., Canada.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock was listed on The Nasdaq Capital Market (“Nasdaq”) under the symbol “VIRI” at our initial public offering on December 16, 2020. On October 7, 2024, in connection with the Business Combination, we changed our name to Dogwood Therapeutics and on October 9, 2024, our common stock started trading under the symbol “DWTX”.

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

On November 15, 2024, we received a letter from Nasdaq notifying us that the amount of our stockholders’ equity had fallen below the $2,500,000 required minimum for continued listing under Listing Rule 5550(b) (the “Rule”). The letter also noted that we did not meet the alternatives of market value of listed securities or net income from continuing operations and, therefore, no longer comply with the Nasdaq Listing Rules. The notice had no immediate effect on the continued listing status of the Company’s common stock on the Nasdaq Capital Market, and, therefore, the Company’s listing remains fully effective. On December 27, 2024, we submitted to Nasdaq a plan of compliance to achieve and sustain compliance with the Rule. On February 2, 2025, we received a letter from Nasdaq granting us until May 14, 2025 to regain our compliance with the Nasdaq Listing Rules. As of March 14, 2025, after giving effect to the Exchange and Cancellation Agreement and the March 2025 Offering and the deduction of related estimated placement agent fees and estimated offering expenses payable by us, our total stockholders’ equity is estimated to be more than $2.5 million.

Holders of Record

As of March 28, 2025, there were approximately 111 holders of record of shares of our common stock. This number does not reflect the beneficial holders of our common stock who hold shares in street name through brokerage accounts or other nominees.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future.

Per the Certificate of Designation, holders of Series A Preferred Stock shall be entitled to receive, and the Company shall pay, payment-in-kind dividends on each share of Series A Preferred Stock, accruing at a rate equal to five percent (5.0%) per annum payable in shares of Series A Preferred Stock on the date that is 180 days after the date of the original issuance of such Series A Preferred Stock or such earlier date that such holder may convert any portion of the Series A Preferred Stock to Common Stock. Holders of Series A-1 Non-Voting Convertible Preferred Stock are not entitled to receive a dividend.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended December 31, 2024.

Recent Sales of Unregistered Securities

We did not issue any equity securities during the year ended December 31, 2024 that were not registered under the Securities Act and that have not otherwise been described in a Quarterly Report on Form 10-Q or a Periodic Report on Form 8-K.

Item 6. Selected Financial Data

This item is not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties, including those set forth under “Cautionary Statement About Forward-Looking Statements.” Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in this Item and in Part I, Item 1A. “Risk Factors.” Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Summary Overview

We are a pre-revenue, development-stage biopharmaceutical company focused on developing new medicines to treat pain and fatigue-related disorders. Our pipeline is focused on two separate pillars: Nav 1.7 modulation to treat chronic and acute pain disorders and combination antiviral therapies targeting reactivated herpes virus mediated illnesses.  The proprietary non-opioid NaV 1.7 analgesic program is centered on our lead development candidate Halneuron®, which is a voltage-gated sodium channel modulator, a mechanism known to be effective for reducing pain. The antiviral program includes IMC-1 and IMC-2, which are novel, proprietary, fixed dose combinations of nucleoside analog, anti-herpes antivirals and the anti-inflammatory agent celecoxib for the treatment of FM and LC.

Nav 1.7 Non-Opioid Analgesic Program

Our lead product candidate, Halneuron®, is in late-stage clinical development for the treatment of CINP.  The active pharmaceutical ingredient is highly purified TTX, a potent sodium channel modulator found in puffer fish and several other marine animals. Halneuron® works as an analgesic by modulating the activity of Nav1.7, a key sodium channel involved in pain signal transmission.  By reducing the activity of the Nav1.7 channel, Halneuron® has the potential to reduce pain associated with conditions involving neuropathic pain.

In the first quarter of 2025, we commenced a HALT-CINP-203 clinical trial in the United States. HALT-CINP-203 is a double-blind, placebo controlled clinical trial to access the efficacy and safety of Halneuron® in 200 patients with moderate to severe neuropathic pain caused by previous platinum and/or taxane chemotherapy. The primary efficacy endpoint is the change from baseline at week 4 in the weekly average of daily 24-hour recall pain intensity scores, comparing Halneuron® to the placebo. The secondary endpoints are patient global impression of change, PROMIS regarding fatigue, PROMIS related to sleep, PROMIS-29, pain interference, hospital anxiety and depression scale and neuropathic pain symptom inventory. We expect to release interim data from HALF-CINP-203 in the second half of 2025.

Antiviral Program

We plan to continue development of IMC-1 and IMC-2 which are novel, proprietary, fixed dose combinations of nucleoside analog, anti-herpes antivirals and the anti-inflammatory agent celecoxib. IMC-1 is a novel combination of famciclovir and celecoxib intended to synergistically suppress herpesvirus activation and replication, with the end goal of reducing a patient’s viral mediated disease burden. IMC-2 is a combination of valacyclovir and celecoxib that like IMC-1, is intended to synergistically suppress herpesvirus activation and replication with a more specific activity against the Epstein-Barr virus (herpesvirus HHV-4).

Share Exchange Agreement

On October 7, 2024, the Company, entered into the Exchange Agreement with Sealbond, pursuant to which the Company acquired 100% of the issued and outstanding common shares of Pharmagesic and the parent company of Wex Pharmaceuticals, Inc. in the Combination. Prior to the Combination, Pharmagesic was a

wholly-owned subsidiary of Sealbond and an indirect wholly-owned subsidiary of CKLS, a listed entity on the Main Board of the Hong Kong Stock Exchange.

Loan Agreement

On October 7, 2024, in connection with the Exchange Agreement, the Company entered into a Loan Agreement (the “Loan Agreement”) with Conjoint Inc., a Delaware corporation (“Lender”). Pursuant to the Loan Agreement, Lender agreed to make a loan to the Company in the aggregate principal amount of $19,500,000, of which (i) $16,500,000 was disbursed on October 7, 2024 and (ii) $3,000,000 was disbursed on February 18, 2025. Prior to the Debt Exchange and Cancellation Transaction described below, the Loan Agreement bore interest at the Secured Overnight Financing Rate (“SOFR”). The Loan Agreement was payable in full with principal and accrued interest on October 7, 2027.

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

Name Change

On October 7, 2024, the Company changed its name from “Virios Therapeutics, Inc.” to “Dogwood Therapeutics, Inc.” In addition, effective at the open of market trading on October 9, 2024, the Company’s Common Stock ceased trading under the ticker symbol “VIRI” and began trading on the Nasdaq Stock Market under the ticker symbol “DWTX”.

Reverse Stock Split

On October 7, 2024, the Company effected the Reverse Stock Split, pursuant to which every 25 shares of the Company’s issued and outstanding Common Stock was converted automatically into one issued and outstanding share of Common Stock. The Reverse Stock Split affected all stockholders uniformly and did not by itself alter any stockholder’s percentage interest in the Company’s equity, except to the extent that the Reverse Stock Split would result in a stockholder owning a fractional share. No fractional shares were issued in connection with the Reverse Stock Split and any stockholder who would have received any fractional shares instead received a cash payment equal to the fair market value of such fractional share.

Recent Developments

On March 12, 2025, we entered into the Exchange and Cancellation Agreement with the Lender. Pursuant to the Exchange and Cancellation Agreement, the principal amount of all loans made to the Company under the Loan Agreement, along with accrued interest through March 12, 2025, was deemed repaid and all of the Company’s obligations satisfied in full and cancelled in exchange for 284.2638 shares of the Company’s Series A-1 Non-Voting Convertible Preferred Stock, par value $0.0001 per share.

On March 12, 2025, we entered into an agreement with Maxim Group LLC as placement agent in connection with the issuance and sale by the Company in a registered direct offering of 578,950 shares of our Common Stock at a price of $8.26 per share in the March 2025 Offering, pursuant to an effective shelf registration statement on Form S-3 (File No. 333-263700).  The March 2025 Offering closed on March 14, 2025, and the gross proceeds from the March 2025 Offering were approximately $4.78 million. The net proceeds of the March 2025 Offering were approximately $4.25 million after deducting placement agent fees and offering expenses payable by the Company.

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

Our research and development expenses in 2024 primarily related to planning and start-up costs of the HALT-CINP-203 clinical trial; funding the grant to the Bateman Horne Center for the second investigator-sponsored study assessing IMC-2 as a treatment for symptoms associated with LC; and continued salaries and benefits.

As we advance the HALT-CINP-203 clinical trial, we expect our research and development expenses to increase. These expenditures are subject to numerous uncertainties regarding timing and cost to completion. Completion of our clinical development and clinical trials may take several years or more. Because of the numerous risks and uncertainties associated with product development, we cannot determine with certainty the duration and completion costs of the current or future studies and clinical trials or if, when, or to what extent we will generate revenues from the commercialization and sale of our product candidates. We may never succeed in achieving regulatory approval for our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

●	successful enrollment in, and completion of, clinical trials;
●	successful completion of Investigational New Drug-enabling activities;
●	receipt of marketing approvals from applicable regulatory authorities;
●	making arrangements with third-party manufacturers or establishing our own commercial manufacturing capabilities;
●	obtaining and maintaining patent and trade secret protection and non-patent exclusivity;
●	launching commercial sales of Halneuron®, IMC-1 or IMC-2, if approved, whether alone or in collaboration with others;
●	acceptance of Halneuron®, IMC-1 or IMC-2, if approved, by patients, the medical community and third-party payors;
●	effectively competing with other therapies and treatment options;
●	a continued acceptable safety profile following approval;
●	enforcing and defending intellectual property and proprietary rights and claims; and
●	achieving desirable medicinal properties for the intended indications.

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

Other Income/Expense

Other income/expense consists of interest income earned on cash in a money market account offset by interest expense and loan amortization costs associated with the loan from Conjoint, Inc.

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

On October 7, 2024, in connection with the Exchange Agreement, the Company entered into the Loan Agreement with Lender who is an affiliate of CKLS. Pursuant to the Loan Agreement, the Lender agreed to make a loan to the Company in the aggregate principal amount of $19,500,000, of which (i) $16,500,000 was disbursed on October 7, 2024 and (ii) $3,000,000 was disbursed on February 18, 2025. The Loan Agreement bore interest at SOFR plus 2.00%. On March 12, 2025, the principal amount of all loans made to the Company under the Loan Agreement, along with accrued interest through such date was deemed repaid and all of the Company’s obligations with respect to the principal amount and accrued interest was satisfied in full and cancelled in connection with the Debt Exchange and Cancellation Transaction.

For a full discussion of related party transactions see Note 11 to the Financial Statements included in this Annual Report on Form 10-K.

Income Taxes

As of December 31, 2024, the Company has U.S. federal net operating loss carryforwards of approximately $36,669,000, which have an indefinite carryforward and Georgia and Florida state net operating loss carryforwards of approximately $44,443,000 and $1,372,000, respectively, which have a twenty-year carryforward and begin expiring in 2037. As of December 31, 2024, the Company also had Canadian non-capital loss carryforwards of approximately $25,277,000, which have a twenty year carryforward and begin expiring in 2025 and Hong Kong tax losses carryforwards or approximately $58,126,000 which have no expiry. These net operating losses can be carried forward and applied against future taxable income, if any. As the Company was incorporated in December 2020, all tax years of the Company remain open to examination by tax authorities.

The Company has provided a full valuation allowance for its deferred tax assets as of December 31, 2023 due to the uncertainty surrounding the ability to realize these assets.  At December 31, 2024, the Company evaluated the realizability of its deferred tax assets and determined that the valuation allowance should be adjusted for the consideration of the acquired in-process research and development intangible assets.  The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible.

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

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets consist of In-Process Research and Development (“IPR&D”). The fair values of IPR&D project assets acquired in business combinations are capitalized. The Company generally utilizes the Multi-Period Excess Earning Method to determine the estimated fair value of the IPR&D assets acquired in a business combination. The projections used in this valuation approach are based on many factors, such as relevant market size, the estimated probability of regulatory success rates, anticipated patent protection, expected pricing, expected treated population, and estimated payments (e.g., royalty). The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets are amortized over the remaining useful life or written off, as appropriate.

Intangible assets with indefinite lives, including IPR&D, are tested for impairment if impairment indicators arise and, at a minimum, annually. However, an entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that an indefinite-lived intangible asset’s fair value is less than its carrying amount. Otherwise, no further impairment testing is required. The indefinite-lived intangible asset impairment test consists of a one-step analysis that compares the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The Company considers many factors in evaluating whether the value of our intangible assets with indefinite lives may not be recoverable, including, but not limited to, expected growth rates, the cost of equity and debt capital, general economic conditions, outlook and market performance of the Company’s industry and recent and forecasted financial performance.

Redeemable and Convertible Preferred Stock

The Company applies ASC 480 when determining the classification and measurement of its preferred stock. Preferred shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable preferred shares (including preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, preferred shares are classified as stockholders’ (deficit) equity.

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

Results of Operations

Operating expenses and other (expense) income were comprised of the following:

	Year Ended
	December 31,
	2024	2023
Operating expenses:
Research and development	$3,530,913	$1,728,078
General and administrative	8,696,335	3,718,841
Total operating expenses	$12,227,248	$5,446,919

Other (expense) income:
Interest (expense) income, net	(92,192)	150,904
Exchange loss, net	(30,787)	—
Total other income	(122,979)	150,904
Loss before income taxes	$(12,350,227)	$(5,296,015)

Years Ended December 31, 2024 and 2023

Research and Development Expenses

Research and development expenses increased by $1.8 million to $3.5 million for the year ended December 31, 2024 from $1.7 million for the year ended December 31, 2023. The increase was primarily due to increases in expenses for clinical trials of $1.0 million, research and preclinical activities of $0.3 million, drug development and manufacturing costs of $0.4 million and salaries and related personnel costs of $0.3 million partially offset by a decrease in regulatory consulting of $0.2 million.

General and Administrative Expenses

General and administrative expenses increased by $5.0 million to $8.7 million for the year ended December 31, 2024 from $3.7 million for the year ended December 31, 2023. This increase was primarily due to nonrecurring transaction costs of $4.9 million related to the Combination, an increase in salaries and related personnel costs of $0.4 million offset by a decrease of $0.3 million related to costs associated with being a public company primarily due to lower insurance expenses.

Other (Expense) Income

Other (expense) income increased by $0.3 million to $0.1 million in expense for the year ended December 31, 2024 from $0.2 million in income for the year ended December 31, 2023. The increase in other expense was due the interest and loan discount amortization on the related party loan of $0.3 million offset by interest income of $0.2 million versus $0.2 million in interest income for the year ended December 31, 2023.

Liquidity and Capital Resources

Since our inception, we have financed our operations through public offerings of common stock and proceeds from private placements of membership interests and convertible promissory notes. To date, we have not generated any revenue from the sale of products and we do not anticipate generating any revenue from the sales of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of December 31, 2024, our principal source of liquidity was our cash, which totaled $14.8 million.

Equity Financings

On May 19, 2024, the Company entered into an agreement with Maxim Group LLC as placement agent in connection with the issuance and sale by the Company in a public offering of 340,000 shares of its Common Stock at a public offering price of $5.00 per share (the “May 2024 Offering”), pursuant to an effective shelf registration statement on Form S-3 (File No. 333-263700).  The May 2024 Offering closed on May 22, 2024, and the gross proceeds from the May 2024 Offering were $1,700,000. The net proceeds of the May 2024 Offering were $1,382,170 after deducting placement agent fees and offering expenses payable by the Company.

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

Debt Financings

Concurrent with the Combination with Pharmagesic, on October 7, 2024, the Company entered into the Loan Agreement with Lender and an affiliate of CKLS. Pursuant to the Loan Agreement, the Lender agreed to make a loan to the Company in the aggregate principal amount of $19,500,000, of which (i) $16,500,000 was disbursed on October 7, 2024 and (ii) $3,000,000 was disbursed on February 18, 2025. Pursuant to the terms of the Loan Agreement, the proceeds are to be used for the purpose of (1) funding operations and (2) performing clinical and research & development activities related to Halneuron®. The Loan Agreement bears interest at SOFR plus 2.00%, that increases by 1.00% in the event of default that resets on an annual basis on October 1st. On March 12, 2025, the principal amount of all loans made to the Company under the Loan Agreement, along with accrued interest through such date was deemed repaid and all of the Company’s obligations with respect to the principal amount and accrued interest was satisfied in full and cancelled in connection with the Debt Exchange and Cancellation Transaction. For more information, please see “Recent Developments” above.

There were no debt financings during the year ended December 31, 2023. There was no debt outstanding at December 31, 2023.

Future Capital Requirements

We anticipate our cash on hand at December 31, 2024 of approximately $14.8 million plus the additional loan proceeds of $3 million received on February 18, 2025 and net offering proceeds of $4.25 million received on March 14, 2025, will fund operations through the first quarter of 2026. The Company will need to secure additional financing to fund its ongoing clinical trials and operations beyond the first quarter of 2026 to continue to execute its strategy. We will need to finance our cash needs through public or private equity offerings, debt financings, collaboration and licensing arrangements or other financing alternatives. To the extent that we raise additional funds by issuing equity or equity-linked securities, our shareholders will experience dilution. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs. As a result, substantial doubt exists regarding our ability to continue as a going concern 12 months from the issuance of the Annual Report on Form 10-K. Failure to secure the necessary financing in a timely manner and on favorable terms could have a material adverse effect on the Company’s strategy and value and could require the delay of product development and clinical trial plans.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities.

	Years Ended
	December 31,
	2024	2023

Statement of Cash Flows Data:
Net cash (used in) provided by:
Operating activities	$(8,790,805)	$(4,870,489)
Investing activities	3,761,936	—
Financing activities	16,704,464	1,156,443
Increase (decrease) in cash	$11,675,595	$(3,714,046)

Years ended December 31, 2024 and 2023

Operating Activities

For the year ended December 31, 2024, net cash used in operations was $8.8 million and consisted of a net loss of $12.3 million and a net change in operating assets and liabilities of $3.5 million attributable to a net decrease in accounts payable and accrued expenses of $0.1 million and an increase in prepaid expenses of $0.5 million offset by non-cash items of $3.5 million for non-cash transaction costs, $0.5 million attributable to share-based compensation and $0.1 million of depreciation, amortization and loss on foreign exchange.

For the year ended December 31, 2023, net cash used in operations was $4.9 million and consisted of a net loss of $5.3 million and a net change in operating assets and liabilities of $0.4 million attributable to a decrease in accounts payable of $0.5 million and a decrease in accrued expenses of $0.2 million offset by a decrease in prepaid expenses of $0.5 million and non-cash items of $0.6 million attributable to share-based compensation.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2024 consisted of $3.8 million in cash acquired in connection with the Combination.  There were no investing activities for the year ended December 31, 2023.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2024 was $16.7 million and was attributable to loan proceeds, net of fees, of $15.3 million and cash proceeds from our public offering in May 2024, net of placement agent fees and offering costs, of $1.4 million.

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

Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply until December 31, 2025 or until we no longer meet the requirements for being an “emerging growth company,” whichever occurs first.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

This item is not required.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	92

Consolidated Balance Sheets as of December 31, 2024 and 2023	93

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2024 and 2023	94

Consolidated Statements of Changes in Series A Non-Voting Convertible Preferred Stock and Stockholders' (Deficit) Equity for the years ended December 31, 2024 and 2023	95

Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023	96

Notes to Consolidated Financial Statements	97

Report of Independent Registered Public Accounting Firm

Shareholders, Board of Directors, and Audit Committee

Dogwood Therapeutics, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Dogwood Therapeutics, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, changes in Series A non-voting convertible preferred stock and stockholders’ (deficit) equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Forvis Mazars, LLP

We have served as the Company’s auditor since 2020.

Atlanta, Georgia

March 31, 2025

DOGWOOD THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	2024	2023
		(As Adjusted)
Assets
Current assets:
Cash	$14,847,949	$3,316,946
Prepaid expenses and other current assets	1,696,513	848,496
Total current assets	16,544,462	4,165,442
Property and equipment, net	16,811	—
Right-of-use assets	205,837	—
Prepaid expenses, long-term	18,133	—
Goodwill	11,812,476	—
Intangible assets	65,710,527	—
Total assets	$94,308,246	$4,165,442
Liabilities, Series A Non-Voting Convertible Preferred Stock, and stockholders' (deficit) equity
Current liabilities:
Accounts payable	$1,231,805	$111,913
Accrued expenses	1,894,835	246,635
Lease liability, current portion	49,696	—
Total current liabilities	3,176,336	358,548
Debt with related party, net of issuance costs	15,381,077	—
Lease liability, long-term portion	154,885	—
Deferred tax liability	11,314,925	—
Total liabilities	30,027,223	358,548
Commitments and contingencies (Note 12)
Series A Non-Voting Convertible Preferred Stock, $0.0001 par value; 2,213.8044 shares authorized, issued and outstanding at December 31, 2024 and no shares authorized, issued and outstanding at December 31, 2023	74,405,362	—
Stockholders' (deficit) equity:
Common stock, $0.0001 par value; 43,000,000 shares authorized; 1,339,896 and 1,332,178 shares issued and outstanding at December 31, 2024, respectively; and 778,035 and 770,317 shares issued and outstanding at December 31, 2023	133	77
Preferred stock, $0.0001 par value; 1,997,786 and 2,000,000 shares authorized; no shares issued and outstanding at December 31, 2024 and 2023, respectively	—	—
Additional paid-in capital	67,856,589	65,575,167
Accumulated deficit	(73,818,946)	(61,469,222)
Accumulated other comprehensive loss	(3,862,987)	—
	(9,825,211)	4,106,022
Less: Treasury stock, 7,718 shares of common stock at cost	(299,128)	(299,128)
Total stockholders' (deficit) equity	(10,124,339)	3,806,894
Total liabilities, Series A Non-Voting Convertible Preferred Stock and stockholders' (deficit) equity	$94,308,246	$4,165,442

See accompanying notes to the financial statements.

DOGWOOD THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended
	December 31,	December 31,
	2024	2023
		(As Adjusted)
Revenue	$—	$—

Operating expenses:
Research and development	3,530,913	1,728,078
General and administrative expenses	8,696,335	3,718,841
Total operating expenses	12,227,248	5,446,919

Loss from operations	(12,227,248)	(5,446,919)

Other (expense) income:
Interest (expense) income, net	(92,192)	150,904
Exchange loss, net	(30,787)	—
Total other (expense) income	(122,979)	150,904

Loss before income taxes	(12,350,227)	(5,296,015)
Deferred income tax provision	503	—

Net loss	(12,349,724)	(5,296,015)
Accrual of paid-in-kind dividends on Series A Non-Voting Convertible Preferred Stock	(514,105)	—
Net loss attributable to common stockholders	$(12,863,829)	$(5,296,015)
Net loss per common share, basic and diluted	$(12.52)	$(7.05)
Weighted average number of shares outstanding – basic and diluted	1,027,788	751,071

Comprehensive loss
Net loss	$(12,349,724)	$(5,296,015)
Foreign currency translation adjustment	(3,862,987)	—
Comprehensive loss	$(16,212,711)	$(5,296,015)

See accompanying notes to the financial statements.

DOGWOOD THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SERIES A NON-VOTING CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY

	Series A Non-Voting						Accumulated Other		Total
	Convertible Preferred Stock		Common Stock		Additional	Accumulated	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Shares	Par	Paid-In Capital	Deficit	Loss	Stock	(Deficit) Equity
Balance, December 31, 2022, as adjusted	—	$—	733,215	$73	$63,499,628	$(56,173,207)	$—	$—	$7,326,494
Issuance of common shares under Sales Agreement, net of costs	—	—	25,675	3	1,156,440	—	—	—	1,156,443
Exercise of warrants	—	—	19,145	2	299,127	—	—	—	299,129
Shares surrendered in cashless warrant exercises	—	—	(7,718)	(1)	—	—	—	(299,128)	(299,129)
Share-based compensation expense	—	—	—	—	619,972	—	—	—	619,972
Net loss	—	—	—	—	—	(5,296,015)	—	—	(5,296,015)
Balance, December 31, 2023, as adjusted	—	$—	770,317	$77	$65,575,167	$(61,469,222)	$—	$(299,128)	$3,806,894
Proceeds from public offering of common stock, net of offering costs	—	—	340,000	34	1,382,136	—	—	—	1,382,170
Issuance of stock in connection with the acquisition of Pharmagesic	2,108.3854	70,372,634	211,383	21	893,072	—	—	—	893,093
Transaction costs paid through the issuance of stock	105.4190	3,518,623	10,568	1	44,649	—	—	—	44,650
Payout of fractional shares in connection with reverse stock split	—	—	(90)	—	(351)	—	—	—	(351)
Accrual of paid-in-kind dividends on Series A Non-Voting Convertible Preferred Stock	—	514,105	—	—	(514,105)	—	—	—	(514,105)
Share-based compensation expense	—	—	—	—	476,021	—	—	—	476,021
Net loss	—	—	—	—	—	(12,349,724)	—	—	(12,349,724)
Accumulated other comprehensive loss	—	—	—	—	—	—	(3,862,987)	—	(3,862,987)
Balance (deficit), December 31, 2024	2,213.8044	$74,405,362	1,332,178	$133	$67,856,589	$(73,818,946)	$(3,862,987)	$(299,128)	$(10,124,339)

See accompanying notes to the financial statements.

DOGWOOD THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(12,349,724)	$(5,296,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on foreign exchange	30,787	—
Amortization of loan costs	58,432	—
Depreciation	12,177	—
Non-cash transaction costs	3,563,273	—
Deferred tax benefit	(503)	—
Share-based compensation expense	476,021	619,972
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(498,717)	490,268
Increase (decrease) in accounts payable	219,888	(461,251)
Decrease in accrued expenses and other liabilities	(302,439)	(223,463)
Net cash used in operating activities	(8,790,805)	(4,870,489)
Cash flows from investing activities
Cash acquired through the acquisition of Pharmagesic	3,761,936	—
Net cash provided by investing activities	3,761,936	—
Cash flows from financing activities
Proceeds from public offering of common stock, net of offering costs	1,382,170	—
Proceeds from loan with related party, net of fees	15,322,645	—
Payout of fractional shares with reverse stock split	(351)	—
Proceeds from issuance of shares on ATM, net of fees	—	1,156,443
Net cash provided by financing activities	16,704,464	1,156,443
Net increase in cash	11,675,595	(3,714,046)
Cash, beginning of period	3,316,946	7,030,992
Effect of foreign currency translation on cash	(144,592)	—
Cash, end of period	$14,847,949	$3,316,946

Supplemental disclosure of non-cash financing and investing activities:
Preferred stock issued in connection with acquisition of Pharmagesic	$70,372,634	$—
Common stock issued in connection with acquisition of Pharmagesic	$893,093	$—
Accrual of paid-in-kind dividends on Series A Non-Voting Convertible Preferred Stock	$514,105	$—
Reduction in equity for shares surrendered in cashless warrant exercises	$—	$299,129

See accompanying notes to the financial statements.

DOGWOOD THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Background and Organization

Dogwood Therapeutics, Inc. (“Dogwood”), formerly known as Virios Therapeutics, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on December 16, 2020 through a corporate conversion (the “Corporate Conversion”) just prior to the Company’s initial public offering (“IPO”). The Company was originally formed on February 28, 2012 as a limited liability company (“LLC”) under the laws of the State of Alabama as Innovative Med Concepts, LLC. On July 23, 2020, the Company changed its name from Innovative Med Concepts, LLC to Virios Therapeutics, LLC. On October 7, 2024, the Company acquired Pharmagesic (Holdings) Inc., a Canadian corporation (“Pharmagesic”) and the parent company of Wex Pharmaceuticals, Inc. (“Wex”), and changed its name from Virios Therapeutics, Inc. to Dogwood Therapeutics, Inc. (the “Name Change”) on October 9, 2024.

Dogwood operates in one segment and is a pre-revenue, development-stage biopharmaceutical company focused on developing new medicines to treat pain and fatigue-related disorders. The Dogwood research pipeline is focused on two separate mechanistic pillars; Nav 1.7 modulation to treat chronic and acute pain disorders and combination antiviral therapies targeting reactivated herpes virus mediated illnesses.  The proprietary non-opioid Nav 1.7 analgesic program is centered on our lead development candidate Halneuron®.  Halneuron® is a voltage-gated sodium channel modulator, a mechanism known to be effective for reducing pain. Halneuron® treatment has demonstrated pain reduction of both general cancer related pain and chemotherapy-induced neuropathic pain (“CINP”).  The Halneuron® Phase 2b study commenced in the first quarter of 2025. The antiviral program includes IMC-1 and IMC-2, which are novel, proprietary, fixed dose combinations of nucleoside analog, anti-herpes antivirals and the anti-inflammatory agent, celecoxib for the treatment of fibromyalgia (“FM”) and Long-COVID (“LC”).

Going Concern

Since its founding, the Company has been engaged in research and development activities, as well as organizational activities, including raising capital. The Company has not generated any revenues to date. As such, the Company is subject to all of the risks associated with any development-stage biotechnology company that has substantial expenditures for research and development. Since inception, the Company has incurred losses and negative cash flows from operating activities. The Company has funded its losses primarily through issuance of members’ interests, convertible debt instruments and issuances of equity securities. For the years ended December 31, 2024 and 2023, the Company incurred consolidated net losses of $12,349,724 and $5,296,015, respectively, and had consolidated net cash outflows used in operating activities for the years ended December 31, 2024 and 2023 of $8,790,805 and $4,870,489, respectively. As of December 31, 2024, the Company had a consolidated accumulated deficit of $73,818,946 and is expected to incur losses in the future as it continues its development activities.

Concurrent with the Combination discussed below, on October 7, 2024, the Company entered into a Loan Agreement (the “Loan Agreement”) with Conjoint Inc., a Delaware corporation (“Lender”) and an affiliate of CKLS. Pursuant to the Loan Agreement, the Lender agreed to make a loan to the Company in the aggregate principal amount of $19,500,000, of which (i) $16,500,000 was disbursed on October 7, 2024 and (ii) $3,000,000 was disbursed on February 18, 2025. Pursuant to the terms of the Loan Agreement, the proceeds are to be used for the purpose of (1) funding operations and (2) performing clinical and research & development activities related to Halneuron®.

During November 2024, the Company announced the results from an investigator-sponsored study conducted by the Bateman Horne Center (“BHC”) in a double-blinded, placebo-controlled investigator-sponsored study (“BHC-202”) assessing the combination of Val/Cel for the treatment of fatigue and related sequalae associated with Long-COVID (“LC”).  The study demonstrated that the low dose combination antiviral therapy IMC-2 treated patient cohort (valacyclovir 750 mg + celecoxib dosed 200 mg twice daily) exhibited clinically meaningful reductions in LC associated fatigue and sleep disturbance, as compared with the placebo treated cohort. The high dose IMC-2 treated cohort (valacyclovir 1500 mg + celecoxib 200 mg dosed twice daily) did not exhibit clinically meaningful differences versus placebo, believed to be related to higher levels of gastrointestinal (GI) adverse events associated with the higher dose regimen.  The Company has initially applied for non-dilutive funding through the NIH’s initiative to address LC called RECOVER-Treating Long-COVID (“RECOVER-TLC”) which just allocated new funds for LC programs. The Company is also engaged with potential investors who are performing due diligence for funding a larger study.

Management anticipates the cash on hand at December 31, 2024 of approximately $14.8 million plus the additional loan proceeds of $3 million received on February 18, 2025 and net offering proceeds of $4.25 million received on March 14, 2025, will fund operations through the first quarter of 2026. The Company will need to secure additional financing to fund its ongoing clinical trials and operations beyond the first quarter of 2026 to continue to execute its strategy. Management plans to explore various dilutive and non-dilutive sources of funding, including equity financings, debt financings, collaboration and licensing arrangements or other financing alternatives. There can be no assurance that management will be successful in raising additional funds or on terms acceptable to the Company. Accordingly, there is substantial doubt about the Company’s ability to operate as a going concern within one year after the issuance date of these consolidated financial statements. The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to reflect this uncertainty.

2.   Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Pharmagesic, including Pharmagesic’s wholly owned subsidiary, Wex, and Wex’s wholly owned subsidiaries, IWT Bio, Inc. (“IWT”), Wex Medical Corporation (“WMC”), and Wex Medical Limited (“WML”). All intercompany accounts and transactions have been eliminated in consolidation. The Company has determined the functional currency of Pharmagesic, Wex, IWT and WMC and WML to be the Canadian Dollar. The Company translates assets and liabilities of Pharmagesic, Wex, IWT, WMC and WML at exchange rates in effect at the balance sheet date with the resulting translation adjustments directly recorded as a separate component of accumulated other comprehensive income. Income and expense accounts are translated at average exchange rates for the period. Transactions which are not in the functional currency are remeasured into the functional currency and gains and losses resulting from the remeasurement are recorded in foreign currency exchange and other gain (loss), net.

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

Use of Estimates

The preparation of these consolidated financial statements and accompanying notes in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. In addition, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. The Company's significant estimates and assumptions include estimated work performed but not yet billed by contract manufacturers and clinical research organizations, the valuation of equity and stock-based related instruments, the valuation allowance related to deferred taxes and the estimated fair value of the net assets acquired in connection with the business combination of Pharmagesic, and the estimated fair value of the contingent value rights (“CVRs”) given to common stockholders at the time of the business combination. Some of these judgments can be subjective and complex, and, consequently, actual results could differ from those estimates. Although the Company believes that its estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made. Actual results could differ from those estimates.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources in assessing performance. The Company has one reportable segment. The segment consists of the development of clinical and preclinical product candidates focused on advancing novel therapeutics for pain and fatigue illness. The Company’s chief operating decision maker (“CODM”) is the chief executive officer.

The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the segment based on net loss, which is reported on the income statement as consolidated net loss. The measure of segment assets is reported on the balance sheet as total consolidated assets.

To date, the Company has not generated any product revenue. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as it advances product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. As such, the CODM uses cash forecast models in deciding how to invest into the segment. Such cash forecast models are reviewed to assess the entity-wide operating results and performance. Net loss is used to monitor budget versus actual results. Monitoring budgeted versus actual results is used in assessing performance of the segment and in establishing management’s compensation, along with cash forecast models.

The table below summarizes the significant expense categories regularly reviewed by the CODM for the years ended December 31, 2024 and 2023:

	Year Ended
	December 31,	December 31,
	2024	2023
Operating expenses:
Clinical	$1,153,345	$112,196
Chemical, manufacturing and controls	710,055	312,691
Research and preclinical	505,750	267,803
Regulatory	20,065	186,395
Other research and development costs	1,141,698	848,993
Total research and development	3,530,913	1,728,078
General and administrative expenses	8,696,335	3,718,841
Total operating expenses	$12,227,248	$5,446,919
Interest expense (income), net	92,192	(150,904)
Exchange loss, net	30,787	—
Net loss before income taxes	$12,350,227	$5,296,015

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

The carrying amount of the Company’s consolidated financial instruments, including cash, accounts payable and accrued expenses approximate their fair values. See Notes 3, 9, and 10 below.

Business Combinations

The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. If the screen is not met, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs, which would meet the requirements of a business. If determined to be a business combination, the Company accounts for the transaction under the acquisition method of accounting as indicated in ASU 2017-01, Business Combinations (ASC 805), which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed, and any non-controlling interest in the acquiree and establishes the acquisition date as the fair value measurement point. Accordingly, the Company recognizes assets acquired and liabilities assumed in business combinations based on the fair value estimates as of the date of acquisition. In accordance with ASC 805, Business Combinations, the Company recognizes and measures goodwill as of the acquisition date, as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired.

Cash

Cash is maintained in bank deposit accounts, which exceed the federally insured limits of $250,000. The Company does not have any cash equivalents.

Property and Equipment

Property and equipment are carried at acquisition cost less accumulated depreciation, subject to review for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable as described further under the heading "Impairment of Long-Lived Assets" below.

Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the related assets. Leasehold improvements are amortized over the term of the lease. Office equipment and furniture are depreciated over five years and computer software and equipment are depreciated over two years.

When an asset is disposed of, the associated cost and accumulated depreciation is removed from the related accounts on the Company’s consolidated balance sheet with any resulting gain or loss included in the Company's consolidated statement of operations.

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets consist of In-Process Research and Development (“IPR&D”). The fair values of IPR&D project assets acquired in business combinations are capitalized. The Company generally utilizes the Multi-Period Excess Earning Method to determine the estimated fair value of the IPR&D assets acquired in a business combination. The projections used in this valuation approach are based on many factors, such as relevant market size, the estimated probability of regulatory success rates, anticipated patent protection, expected pricing, expected treated population, and estimated payments (e.g., royalty). The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets are amortized over the remaining useful life or written off, as appropriate.

Intangible assets with indefinite lives, including IPR&D, are tested for impairment if impairment indicators arise and, at a minimum, annually. However, an entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that an indefinite-lived intangible asset’s fair value is less than its carrying amount. Otherwise, no further impairment testing is required. The indefinite-lived intangible asset impairment test consists of a one-step analysis that compares the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The Company considers many factors in evaluating whether the value of our intangible assets with indefinite lives may not be recoverable, including, but not limited to, expected growth rates, the cost of equity and debt capital, general economic conditions, outlook and market performance of the Company’s industry and recent and forecasted financial performance.

The Company evaluates indefinite-lived intangible assets for impairment at least annually on October 1 and whenever facts and circumstances indicate that their carrying amounts may not be recoverable. For the year ended December 31, 2024, the Company determined that there was no impairment to IPR&D.

Goodwill

Goodwill represents the amount of consideration paid in excess of the fair value of net assets acquired as a result of the Company’s business acquisitions accounted for using the acquisition method of accounting. The intangible assets acquired represented the fair value of IPR&D which has been recorded on the accompanying consolidated balance sheet as indefinite-lived intangible assets. A deferred tax liability was recorded for the difference between the fair value of the acquired IPR&D and its tax basis which was recognized as goodwill in applying the purchase method of accounting. Goodwill is not amortized and is subject to impairment testing at a reporting unit level on an annual basis or when a triggering event occurs that may indicate the carrying value of the goodwill is impaired. An entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that the fair value of the reporting units is less than its carrying amount.

The Company evaluates goodwill for impairment at least annually on October 1 and whenever facts and circumstances indicate that their carrying amounts may not be recoverable. For the year ended December 31, 2024, the Company determined that there was no impairment to goodwill.

Operating Lease Right-of-use Asset and Lease Liability

The Company accounts for leases under ASC 842, Leases. Operating leases are included in “Right-of-use assets” within the Company’s consolidated balance sheets and represent the Company’s right to use an underlying asset for the lease term. The Company’s related obligation to make lease payments are included in “Lease liability” and “Lease liability, net of current portion” within the Company’s consolidated balance sheets. Operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The ROU assets are tested for impairment according to ASC 360, Property, Plant, and Equipment (“ASC 360”). Leases with an initial term of 12 months or less are not recorded on the balance sheet and are recognized as lease expense on a straight-line basis over the lease term.

As of December 31, 2024, the Company’s operating lease ROU assets and corresponding short-term and long-term lease liabilities primarily relate to the operating lease for an office in Vancouver, British Columbia, that was acquired as part of the Business Combination with Pharmagesic. The office lease expires on August 31, 2028.

Impairment of Long-Lived Assets

In accordance with ASC 360-10-35, Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable (i.e., impaired). Once an impairment is determined, the actual impairment recognized is the difference between the carrying amount and the fair value (less costs to sell for assets to be disposed of) as estimated using one of the following approaches: income, cost, and/or market. Fair value using the income approach is determined primarily using a discounted cash flow model that uses the estimated cash flows associated with the asset or asset group under review, discounted at a rate commensurate with the risk involved. Fair value utilizing the cost approach is determined based on the replacement cost of the asset reduced for, among other things, depreciation and obsolescence. Fair value, utilizing the market approach, benchmarks the fair value against the carrying amount.

Redeemable and Convertible Preferred Stock

The Company applies ASC 480 when determining the classification and measurement of its preferred stock. Preferred shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable preferred shares (including preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, preferred shares are classified as stockholders’ (deficit) equity. See Note 10 to these consolidated financial statements.

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

The Company is subject to the provisions of ASC 740, Income Taxes. Under ASC 740, consideration is given to the recognition and measurement of tax positions that meet a “more-likely-than-not” threshold. A tax position is a position taken in a previously filed tax return or a position expected to be taken in a future that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions include the Company’s status as a pass-through entity until December 16, 2020 and as a corporation thereafter. The recognition and measurement of tax positions taken for various jurisdictions consider the amounts and probabilities of outcomes that could be realized upon settlement using the facts, circumstances, and information available at the reporting date. The Company has determined that it does not have any material unrecognized tax benefits or obligations as of December 31, 2024 and 2023. The Company recognizes interest and penalties related to uncertain tax positions, if any, in income tax expense. The Company is not currently under examination by the Internal Revenue Service or by state tax authorities and the Company’s tax year remains subject to examination by the tax authorities.

Net Income (Loss) per Common Share Applicable to Common Stockholders

The Company uses the two-class method to compute net income per common share during periods the Company realizes net income and has securities outstanding (e.g., redeemable convertible preferred stock) that entitle the holder to participate in dividends and earnings of the Company. In addition, the Company analyzes the potential dilutive effect of outstanding redeemable convertible preferred stock under the "if-converted" method when calculating diluted earnings per share and reports the more dilutive of the approaches (two class or "if-converted"). The two-class method is not applicable during periods with a net loss, as the holders of the redeemable convertible preferred stock have no obligation to fund losses. The Company also analyzes the potential dilutive effect of outstanding stock options and warrants under the treasury stock method (as applicable), during periods of income.

Basic and Diluted Net Income (Loss) per Share

Basic net loss per common share (“EPS”) is computed in accordance with U.S. GAAP. Basic EPS is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted EPS reflects potential dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if all potential common shares had been issued and were dilutive. However, potentially dilutive securities are excluded from the computation of diluted EPS to the extent that their effect is anti-dilutive. For the years ended December 31, 2024 and 2023, the Company had 92,777 and 77,745 options, respectively, 7,755 and 7,755 warrants, respectively, 22,138,044 and 0 preferred stock,  respectively, to purchase or convert into common shares outstanding that were anti-dilutive.

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

Share-Based Compensation

The Company recognizes compensation expense relating to share-based awards to employees and directors with a performance condition over the requisite service period if it is probable that the performance condition will be satisfied. For awards to non-employees, the Company recognizes compensation expense in the same manner as if the Company had paid cash for the goods or services. The Company estimates the fair value of options and warrants granted using an options pricing model, see Note 13. Expense is recognized within both research and development and general and administrative expenses and forfeitures are recognized as they are incurred.

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

Recently Adopted Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-07, “Segment Reporting (ASC 280): Improvements to Reportable Segment Disclosures”

(“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company adopted ASU 2023-07 for the fiscal year ended December 31, 2024. See Segment Information above.

Recent Accounting Pronouncements

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

Subsequent Events

On March 13, 2025, the Board approved an exchange of the outstanding principal plus accrued interest of $19,926,891 related to the Loan Agreement into Series A-1 Non-Voting Convertible Preferred Stock (“Series A1 Preferred Stock”) at the market price of the lower of the average five-day closing price of the closing price on the date the transactions completed.  As such, the Company issued 284.2638 shares of Series A1 Preferred Stock.

On March 12, 2025, the Company entered into an agreement with Maxim Group LLC as placement agent in connection with the issuance and sale by the Company in a registered direct offering of 578,950 shares of its Common Stock at a price of $8.26 per share (the “March 2025 Offering”), pursuant to an effective shelf registration statement on Form S-3 (File No. 333-263700).  The March 2025 Offering closed on March 14, 2025, and the gross proceeds from the March 2025 Offering were approximately $4.78 million. The net proceeds of the March 2025 Offering were approximately $4.25 million after deducting placement agent fees and offering expenses payable by the Company.

3.    Business Combination

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

The Board of Directors of the Company (the “Board”) approved the Exchange Agreement and the related transactions, and the consummation of the Combination was not subject to approval of Company stockholders. Pursuant to the Exchange Agreement, the Company agreed to hold a stockholders’ meeting to submit the certain matters to its stockholders for their consideration, including: (i) the approval of the conversion of shares of Series A Preferred Stock into shares of Common Stock in accordance with the rules of the Nasdaq Stock Market LLC (the “Conversion Proposal”) and (ii) the approval of a “change of control” under Nasdaq Listing Rules 5110 and 5635(b) (the “Change of Control Proposal”); and together with the Conversion Proposal, the “Meeting Proposals”). In connection with these matters, the Company agreed to file a proxy statement on Schedule 14A with the SEC at any time between the interim analysis readout of the Phase 2b study for Halneuron® and June 30, 2026, or earlier, if mutually agreed upon by both parties.

The Company’s transaction costs of $4.9 million were expensed as incurred and included in the General and Administration expenses in the Company’s consolidated statement of operations.

The transaction was accounted for under the acquisition method of accounting. Under the acquisition method, the total purchase price of the acquisition is allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on the fair values as of the date of the acquisition. Consideration paid is comprised of the estimated fair value of various securities issued including the Series A  Preferred Stock and Common Stock issued to Sealbond, the sole shareholder of Pharmagesic. In the fourth quarter of fiscal 2024, the preliminary purchase price allocation was updated, including the related determination of fair value of these securities issued as consideration, the allocation of consideration to the specific in-process research and development programs acquired and the related tax implications for the updates to the purchase price allocation.

The fair value of the consideration totaled approximately $71.3 million, summarized as follows:

Fair value of common stock issued	$893,093
Fair value of preferred stock issued	70,372,634
Total Consideration Paid	$71,265,727

The Company recorded the assets acquired and liabilities assumed as of the date of the Combination based on the information available at that date. The following table presents the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed as of the Combination date:

Assets acquired:
Cash	$3,762,000
Prepaid expenses and other current assets	380,000
Property and equipment	19,000
In-process research and development assets	69,500,000
Goodwill	12,493,727
Right-of-use asset - operating leases	230,000
Total assets acquired	$86,384,727
Liabilities assumed:
Accounts payable	$904,000
Accrued expenses and other current liabilities	2,017,000
Deferred tax liability	11,968,000
Operating lease liabilities	230,000
Total liabilities assumed	$15,119,000

Net assets acquired	$71,265,727

The fair value of IPR&D was capitalized as of the Combination date and accounted for as indefinite-lived intangible assets until completion or disposition of the assets or abandonment of the associated research and development efforts. Upon successful completion of the development efforts, the useful lives of the IPR&D assets will be determined based on the anticipated period of regulatory exclusivity and will be amortized within operating expenses. Until that time, the IPR&D assets will be subject to impairment testing and will not be amortized. The goodwill recorded related to the acquisition is the excess of the fair value of the consideration transferred by the acquirer over the fair value of the net identifiable assets acquired and liabilities assumed at the date of the Combination. The goodwill recorded is not deductible for tax purposes.

The following summarizes the Company’s intangible assets and goodwill acquired in connection with the Combination and their carrying value as of December 31, 2024.

				Carrying Value
				as of
	Combination Date			December 31,
	Fair Value	Impairment	Translation Adj	2024
Halneuron® for Cancer Related Pain	$59,900,000	$—	$(3,266,035)	$56,633,965
Halneuron® for Chemotherapy Induced Neuropathic Pain	9,600,000	—	(523,438)	9,076,562
Total in-process research and development (IPR&D)	$69,500,000	$—	$(3,789,473)	$65,710,527

Goodwill	$12,493,727	$—	$(681,291)	$11,812,436

Intangible asset fair values for the two IPR&D programs were determined using the Multi-Period Excess Earnings Method (“MPEEM”) which is a form of the income approach. Under the MPEEM, the fair value of an intangible asset is equal to the present value of the asset's incremental after-tax cash flows (excess earnings) remaining after deducting the market rates of return on the estimated value of contributory assets (contributory charge) over its remaining useful life. To calculate fair value of acquired IPR&D programs under the MPEEM, the Company uses probability-weighted cash flows discounted at a rate considered appropriate given the significant inherent risks associated with drug development by development-stage companies. Cash flows were calculated based on estimated projections of revenues and expenses related to each program and then reduced by a contributory charge on requisite assets employed. Contributory assets included debt-free working capital, net fixed assets and assembled workforce. Rates of return on the contributory assets were based on rates used for comparable market participants. Cash flows were assumed to extend through the market exclusivity period estimated to be provided by trade-secrets and patents for the synthetic manufacture of drug product. The resultant cash flows were then discounted to present value using a weighted-average cost of equity capital for companies with profiles substantially similar to that of each acquired IPR&D program, which the Company believes represents the rate that market participants would use to value the assets. The Company compensated for the phase of development of each program by probability-adjusting its estimation of the expected future cash flows. The projected cash flows were based on significant assumptions, such as the time and resources needed to complete the development and approval of each IPR&D program, estimates of revenue and operating profit related to the program considering its stage of development, the life of the potential commercialized product and associated risks, including the inherent difficulties and uncertainties in drug development, such as obtaining marketing approval from the FDA and other regulatory agencies, and risks related to the viability of and potential alternative treatments in any future target markets.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company as if the Combination had taken place on January 1, 2023. The unaudited pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date.

	December 31,
(In thousands)	2024	2023
Net revenues	$—	$—
Net loss before taxes	$(19,649)	$(11,388)

Nonrecurring pro forma transaction costs directly attributable to the Combination was $4.9 million for the year ended December 31, 2024. There were no such costs for the year ending December 31, 2023. The costs deducted included success fees of $3.6 million in the aggregate incurred with financial advisors in connection with the Combination.

4.    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,	December 31,
	2024	2023
Prepaid insurance	$667,257	$702,352
Prepaid clinical research costs	835,603	133,819
Prepaid travel	96,749	—
Prepaid accounting fees	55,525	—
Prepaid services	13,373	8,766
Other miscellaneous current assets	28,006	3,559
	1,696,513	848,496
Long-term
Security deposit on leased premises	18,133	—
	$1,714,646	$848,496

5. Property and Equipment

In connection with the Combination, the Company acquired certain property and equipment that was revalued at the date of the Combination. At December 31, 2024, net property and equipment at cost consisted of the following:

December 31,
2024
Computer equipment	$5,952
Office furniture and equipment	12,435
Total property and equipment, at cost	18,387
Less: Accumulated depreciation and amortization	(1,576)
Property and equipment, net	$16,811

6.   License Agreement

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

7.    Accrued Expenses

Accrued expenses consist of the following:

	December 31,	December 31,
	2024	2023
Accrued interest on preferred members’ interests and related party loan	$417,539	$188,085
Accrued compensation	737,281	—
Accrued clinical research costs	611,741	—
Accrued professional fees	97,093	27,550
Accrued director fees	30,054	31,000
Other miscellaneous accrued expenses	1,127	—
	$1,894,835	$246,635

8. Leases

In connection with the Combination, the Company acquired a right-of-use asset which was revalued at the date of the Combination. Pharmagesic has obtained the right to control the use of office premises for a period of time through a lease arrangement. The lease arrangement was negotiated on an individual basis and contains a wide range of different terms and conditions including lease payments and remaining lease terms to August 31, 2028. The lease arrangement does not impose any covenants other than the security interests in the leased asset that is held by the lessor. The Company maintains a security deposit totaling $18,133 as of December 31, 2024.

There were no additions or extensions to the right-of-use asset during the period from the Combination date to December 31, 2024. Total cash outflows for the lease were $31,940 for the period from the Combination date to December 31, 2024 and these costs were included in net cash used in operating activities.

The following table presents the components of the lease costs included in general and administrative expenses in the statements of operations for the period ended December 31, 2024:

December 31,
2024
Component of lease cost
Operating lease cost	$17,772
Variable lease cost	14,167
Total lease expense	$31,939

Future minimum annual commitments under the operating leases are as follows:

Year ending December 31:
2025	$63,467
2026	63,879
2027	65,012
2028	41,829
Total lease payments	234,187
Less: amount representing interest	(29,606)
Present value of net minimum lease payments	$204,581
Less: current obligations	(49,696)
Long-term obligations under leases	$154,885

Other information related to this operating lease and the calculation of related right-of-use assets and operating lease liabilities consists of the following:

2024
Cash paid for amounts included in the measurement of lease liabilities	$31,939
Weighted-average remaining lease term (in years) - operating leases	3.7
Weighted-average discount rate - operating leases	7.82%

9.    Promissory Note with Related Party

On October 7, 2024, in connection with the Exchange Agreement, the Company entered into a Loan Agreement (the “Loan Agreement”) with Conjoint Inc., a Delaware corporation (“Lender”) and an affiliate of CKLS. Pursuant to the Loan Agreement, Lender agreed to make a loan to the Company in the aggregate principal amount of $19,500,000, of which (i) $16,500,000 was disbursed on October 7, 2024 and (ii) $3,000,000 was disbursed on February 18, 2025. Pursuant to the terms of the Loan Agreement, the proceeds are to be used for the purpose of (1) funding operations and (2) performing clinical and research & development activities related to Halneuron®. The Loan Agreement bears interest at the Secured Overnight Financing Rate (“SOFR”) plus 2.00%, that increases by 1.00% in the event of default that resets on an annual basis on October 1st. The Loan Agreement is payable in full with principal and accrued interest on October 7, 2027.  The promissory note was recorded net of issuance costs of $1,177,355.  The issuance costs are being amortized to interest expense using an effective interest rate of 7.82%.  As of the year ended December 31, 2024, the Company recognized interest expense of $229,454 and amortization of issuance costs of $58,432 in the accompanying consolidated income statements.

The Company evaluated the fair value of its related party note payable by analyzing the terms of the instrument in comparison to a synthetic credit rating and implied market cost of debt rate. Based on this evaluation, which included consideration of current rates and other terms available to the Company for similar debt instruments, the Company believes the fair value of the note is approximately $15.7 million as of December 31, 2024.

There were no outstanding promissory notes for the year ended December 31, 2023.

10.    Stockholders’ Deficit

Preferred Stock

The restated certificate of incorporation, as amended, of the Company permits its Board of Directors to issue up to 2,000,000 shares of preferred stock, par value of $0.0001 per share, in one or more series, to designate the number of shares constituting such series, and fix by resolution, the powers, privileges, preferences and relative, option or special rights thereof, including liquidation preferences and dividends, and conversion and redemption rights of each such series.

In October 2024, the Board of Directors designated 2,213.8044 of the 2,000,000 shares of preferred stock to be Series A Non-Voting Convertible Preferred Stock (“Series A Preferred Stock”). As of December 31, 2024, the Company has authorized, issued and outstanding 2,213.8044 shares of Series A Preferred Stock and 1,997,786 authorized and no issued and outstanding shares of preferred stock .

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

The Company determined that the fair value of the CVRs were immaterial on the date of issuance as there were no imminent transactions to indicate value.  The Company will evaluate the fair value of the CVRs at least annually on October 1 and whenever facts and circumstances indicate that their carrying amounts may have changed.

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

Common Stock

As of December 31, 2024, the Company had 43,000,000 shares of common stock authorized, of which 22,359,995 shares of common stock were reserved for the issuance upon the conversion of the Series A Preferred Stock.

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

Public Offering

On May 19, 2024, the Company entered into an agreement with Maxim Group LLC as placement agent in connection with the issuance and sale by the Company in a public offering of 340,000 shares of its Common Stock at a public offering price of $5.00 per share (the “May 2024 Offering”), pursuant to an effective shelf registration statement on Form S-3 (File No. 333-263700).  The May 2024 Offering closed on May 22, 2024, and the gross proceeds from the May 2024 Offering were $1,700,000. The net proceeds of the May 2024 Offering were $1,382,170 after deducting placement agent fees and offering expenses payable by the Company.

11.    Related Parties

The Company uses Gendreau Consulting, LLC, a consulting firm (“Gendreau”), for drug development, clinical trial design and planning, implementation and execution of contracted activities with the clinical research organization. Gendreau’s managing member is the Company’s Chief Medical Officer (“CMO”). The Company may continue to contract the services of the CMO’s spouse through Gendreau to serve as the Company’s Medical Director and to perform certain activities in connection with the Company’s ongoing clinical development of its product candidates. During the years ended December 31, 2024 and 2023, the Company paid Gendreau $56,141 and $103,624, respectively, and had accounts payable of $21,260 and $0 to Gendreau as of December 31, 2024 and 2023, respectively. See also Note 9 – “Promissory Note with Related Party” and Note 2 under “Subsequent Events”.

12.    Commitments and Contingencies

Litigation

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows.

Employment Agreement and Deferred Compensation Plan

The Company has employment agreements with its CEO, CFO, SVP of Operations (the “Executives”), as well as its CMO. Per the terms of the agreements, each Executive and the CMO are entitled to receive a cash bonus with a target amount of no less than 50% for the CEO, 35% for the CMO and 20% for the CFO and SVP of Operations, of the then-current base salary. The bonuses are subject to achievement of annual bonus metrics set by the Board. The employment agreements will continue in effect until terminated by either party pursuant to its terms. Upon termination of the agreement by the Company for any reason other than for cause, death or disability or by one of the Executives or CMO for good reason, the Company shall pay to an Executive a “Severance Payment” equal to the aggregate of the Executive’s then-current annual base salary plus an amount equal to a prorated portion of the Executive’s cash bonus for the year in which the termination occurs.  The Severance Payment to an Executive is payable in cash over a period of one year. The Company shall pay to the CMO a Severance Payment equal to 25% of the then-current annual base salary plus a prorated portion of the CMO’s cash bonus for the year in which the termination occurs over a period of three months and health benefits for a period of 12 months unless the CMO becomes eligible for health benefits under another employer. If the termination of the agreement is related to a change of control, the Company shall pay to the Executives and the CMO a “Change of Control Termination Payment” equal to the aggregate of 1.0 times the then-current annual base salary plus an amount equal to 1.0 times the Executives’ and CMO’s cash bonus for year in which the termination occurs. The Change of Control Termination Payments are payable in a single cash lump sum no later than 45 days after the triggering event.

13.   Share-Based Compensation

Equity Incentive Plan

On June 16, 2022, the stockholders of the Company approved the Amended and Restated 2020 Equity Incentive Plan (the “Plan”) to increase the total number of shares of common stock reserved for issuance under the Plan by 50,000 shares to 82,500 total shares issuable under the Plan. As of December 31, 2024 and 2023, 1,423 and 16,454 shares, respectively, were available for future grants.

The Plan provides for grants to employees, members of the Board, consultants and advisors to the Company, in the form of stock awards, options, and other equity-based awards. The amount and terms of grants are determined by the Board. Stock options have a maximum term of 10 years after date of grant and are exercisable in cash or as otherwise determined by the Board. The maximum aggregate number of shares subject to grant under the Plan to any individual, with the exception of any non-employee director, during any calendar year is limited to 20,000 shares. With respect to any non-employee director, the maximum aggregate number of shares subject to grant under the Plan to any individual during any calendar year is limited to 8,000 shares.

The table below sets forth the outstanding options to purchase common shares under the Plan:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(Years)
Outstanding at December 31, 2022	65,276	$121.20	9.04
Granted	1,260	46.25	—
Forfeited	(490)	168.75	—
Outstanding at December 31, 2023	66,046	$119.42	8.08
Granted	15,031	8.93	—
Forfeited	—	—	—
Outstanding at December 31, 2024	81,077	$98.93	7.39
Exercisable at December 31, 2024	56,096	$136.88	6.83

As of December 31, 2024, the aggregate intrinsic value of options outstanding and exercisable was $0. As of December 31, 2023, the aggregate intrinsic value of options outstanding and exercisable was $192,465 and $64,155, respectively.

During the year ended December 31, 2024, the Company granted certain individuals options to purchase 15,031 shares of the Company’s Common Stock with an average exercise price of $8.925 per share, contractual terms of 10 years and a vesting period of one year. The options had an aggregate grant date fair value of $105,931 that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model included: (1) discount rate of 4.2975% based on the daily par yield curve rates for U.S. Treasury obligations, (2) expected life of 5.5 years based on the simplified method (vesting plus contractual term divided by two), (3) expected volatility of 100.76% based on the average historical volatility of comparable companies’ stock, (4) no expected dividends and (5) fair market value of the Company’s stock of $8.925 per share.

During the year ended December 31, 2023, the Company granted certain individuals options to purchase 1,260 shares of the Company’s common stock with an average exercise price of $46.25 per share, contractual terms of 10 years and a vesting period of one year. The options had an aggregate grant date fair value of $45,360 that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model included: (1) discount rate of 3.89% based on the daily par yield curve rates for U.S. Treasury obligations, (2) expected life of 5.5 years based on the simplified method (vesting plus contractual term divided by two), (3) expected volatility of 98.66% based on the average historical volatility of comparable companies’ stock, (4) no expected dividends and (5) fair market value of the Company’s stock of $46.25 per share.

For the years ended December 31, 2024 and 2023, the Company recognized share-based compensation expense related to stock options of $476,021 and $619,972, respectively. The unrecognized compensation expense for stock options at December 31, 2024 and 2023 was $168,741 and $539,461, respectively.

Stock Options for Unregistered Securities

In addition to the stock options issued under the Plan, and in conjunction with the IPO, the Company granted non-qualified stock options to purchase 11,700 shares of common stock as provided for in the President’s employment agreement (the “President Options”). The President Options are exercisable within 10 years of the date of grant at $10.00 per share, were 100% vested at the grant date and have a remaining contractual term of 5.96 years. As of December 31, 2024, there was no unrecognized compensation expense related to these options as they were 100% vested upon issuance. The shares of common stock issuable upon exercise of the President Options will be unregistered, and the option agreement does not include any obligation on the part of the Company to register such shares of common stock. Consequently, the Company has not recognized a contingent liability associated with registering the securities for the arrangement. As of December 31, 2024, the aggregate intrinsic value of the President Options was $0.

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

For the year ended December 31, 2023, there were 19,145 Representative Warrants exercised. As a result, 7,718 shares of common stock were surrendered at fair value to satisfy the exercise price and 11,427 shares of common stock were issued. The surrendered shares are shown as treasury stock at a cost of $299,128 in stockholders’ (deficit) equity.

There were no warrant exercises for the year ended December 31, 2024.

There is no unrecognized compensation expense for these awards as of December 31, 2024. The table below sets forth the outstanding warrants to purchase common shares:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(Years)
Outstanding at December 31, 2022	26,900	$91.75	4.27
Granted	—	—	—
Exercised	(19,145)	15.63	—
Outstanding at December 31, 2023	7,755	$279.77	2.16
Granted	—	—	—
Outstanding at December 31, 2024	7,755	$279.77	1.15
Exercisable at December 31, 2024	7,755	$279.77	1.15

As of December 31, 2024, the aggregate intrinsic value of the warrants outstanding was $0.

14.   Income Taxes

As of December 31, 2024, the Company has U.S. federal net operating loss carryforwards of approximately $36,669,000, which have an indefinite carryforward and Georgia and Florida state net operating loss carryforwards of approximately $44,443,000 and $1,372,000, respectively, which have a twenty-year carryforward and begin expiring in 2037. As of December 31, 2024, the Company had Canadian non-capital loss carryforwards of approximately $25,277,000, which have a twenty year carryforward and begin expiring in 2025 and Hong Kong tax losses carryforwards or approximately $58,126,000 which have no expiry.

A reconciliation of the worldwide consolidated income tax rate to the Company’s effective tax rate is as follows:

	Year Ended
	December 31,
	2024	2023
U.S. federal statutory income tax rate	21.00%	21.00%
Permanent differences	(2.60)%	(2.01)%
State taxes, net of federal benefit	2.60%	4.30%
Foreign exchange	0.43%	—%
Other adjustments	—%	0.20%
Change in valuation allowance	(21.43)%	(23.49)%
Effective Income Tax rate	—%	—%

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets are comprised of the following:

	As of December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$26,081,361	$7,132,019
Research and development tax credits	8,765,999	—
Capitalized research and development expenditures	1,627,842	1,524,035
Stock compensation	1,434,890	1,441,652
Depreciation and amortization	275,412	14,049
Lease liabilities	58,227	—
Investment in partnership	30,035	30,639
Gross deferred tax assets	38,273,766	10,142,394
Valuation allowance	(31,370,027)	(9,926,772)
Net deferred tax assets	6,903,739	215,622

Deferred tax liabilities:
Right-of-use asset	(55,341)	—
In-process research and development intangible assets	(17,741,842)	—
Prepaid expenses	(421,481)	(215,622)
Deferred tax liabilities	(18,218,664)	(215,622)

Net deferred taxes	$(11,314,925)	$—

For tax years beginning on or after January 1, 2022, the 2017 Tax Cuts and Jobs Act amended Section 174 of the code to eliminate current-year deductibility of research and development expenses and requires taxpayers to capitalize and amortize them over five years for research activities performed in the United States and fifteen years for research activities performed outside of the United States. For the 2024 and 2023 tax years, the Company has capitalized $2,810,785 and $1,728,078 of research and development expenses, respectively.

The Company has provided a full valuation allowance for its deferred tax asset as of December 31, 2023 due to the uncertainty surrounding the ability to realize these assets.  At December 31, 2024, the Company evaluated the realizability of its deferred tax assets and determined that the valuation allowance should be adjusted for the consideration of the acquired in-process research and development intangible assets.  An income tax benefit for the year ended December 31, 2024 is reflected in the consolidated statement of operations.

The Company experienced a net change in valuation allowance of $21,443,255 and $1,244,274 for the years ended December 31, 2024 and 2023, respectively.  The large valuation adjustment for the year ended December 31, 2024, primarily related to the Combination of Pharmagesic and acquired in-process research and development intangible assets.

The components of the income tax benefit are as follows:

As of December 31,
	2024	2023
Current:
Federal	$—	$—
State	—	—
Foreign	—	—
	$—	$—
Deferred:
Federal	$—	—
State	—	—
Foreign	(503)	—
	$(503)	$—

Total income tax benefit	$(503)	$—

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

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules, regulations and forms of the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to conduct an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023. Based on the assessment, management has concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

As an emerging growth company, management’s assessment of internal control over financial reporting was not subject to attestation by our independent registered public accounting firm.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(f) of the Exchange Act that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, we are in the process of integrating Legacy Pharmagesic into our system of internal control over financial reporting which may result in future changes to our internal control environment.

Item 9B. Other Information

Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended December 31, 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

We incorporate the information required by this Item 10 by reference to the definitive proxy statement for our 2024 annual meeting of shareholders, to be filed with the SEC.

The following is a list of our executive officers as of the date of this Annual Report.

Name	Position
Greg Duncan	Chairman and Chief Executive Officer
R. Michael Gendreau, M.D., Ph.D.	Chief Medical Officer
Ralph Grosswald	Senior Vice President of Operations
Angela Walsh	Chief Financial Officer, Corporate Secretary and Treasurer

Item 11. Executive Compensation

We incorporate the information required by this Item 11 by reference to the definitive proxy statement for our 2025 annual meeting of shareholders, to be filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate the information required by this Item 12 by reference to the definitive proxy statement for our 2025 annual meeting of shareholders, to be filed with the SEC.

Item 13. Certain Relationships and Related Transactions, and Director Independence

We incorporate the information required by this Item 13 by reference to the definitive proxy statement for our 2025 annual meeting of shareholders, to be filed with the SEC.

Item 14. Principal Accountant’s Fees and Services

The Independent Registered Public Accounting Firm is Forvis Mazars, LLP (PCAOB Firm ID No. 686) located in Atlanta, Georgia. We incorporate the remaining information required by this Item 14 by reference to the definitive proxy statement for our 2025 annual meeting of shareholders, to be filed with the SEC.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed or furnished as part of this Annual Report on Form 10-K:
1.	Financial Statements

Reference is made to the Index to Financial Statements under Part II, Item 8 hereof.

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
2.3

Share Exchange Agreement, dated October 7, 2024, relating to Pharmagesic (Holdings) Inc., by and between Virios Therapeutics, Inc. and Sealbond Limited (incorporated by reference herein from Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 7, 2024)

3.1	Certificate of Incorporation of Virios Therapeutics, Inc. (incorporated by reference herein from Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on August 28, 2020)
3.2

Certificate of Amendment of Certificate of Incorporation of Virios Therapeutics, Inc., as amended, dated October 7, 2024 (incorporated by reference herein from Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 7, 2024)

3.3

Certificate of Designation of Series A Non-Voting Convertible Preferred Stock of Virios Therapeutics, Inc., dated October 7, 2024 (incorporated by reference herein from Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 7, 2024)

3.4

Certificate of Designation of Series A-1 Non-Voting Convertible Preferred Stock of Dogwood Therapeutics, Inc. (incorporated by reference herein from Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 12, 2025)

3.5	Amended and Restated By-Laws of Dogwood Therapeutics, Inc. (incorporated by reference herein from Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the SEC on October 7, 2024)
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
10.7

University of Alabama Know-How License Agreement, dated June 1, 2012, by and between The Board of Trustees of The University of Alabama for and on behalf of its component institution The University of Alabama and Innovative Med Concepts, LLC. (incorporated by reference herein from Exhibit 10.7 to the Company’s Registration Statement on Form S-1, filed with the SEC on August 28, 2020)

10.8+

Employment Agreement, dated September 10, 2020, by and between R. Michael Gendreau and Virios Therapeutics, LLC. (incorporated by reference herein from Exhibit 10.8 to the Company’s Registration Statement on Form S-1, filed with the SEC on September 16, 2020)

10.9

Loan Agreement, dated October 7, 2024, by and between Virios Therapeutics, Inc. and Sealbond Limited (incorporated by reference herein from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 7, 2024)

10.10

Registration Rights Agreement, Dated October 7, 2024, by and between Virios Therapeutics, Inc. and Sealbond Limited (incorporated by reference herein from Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 7, 2024)

10.11

Letter Agreement, dated October 7, 2024, by and between Virios Therapeutics, Inc. and CK Life Sciences Int’l (Holdings) Inc. (incorporated by reference herein from Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on October 7, 2024)

19.1*	Dogwood Therapeutics, Inc. Insider Trading Policy
21.1*	Subsidiaries
23.1*	Consent of Forvis Mazars, LLP
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
32.1*	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350
97.1+	Virios Therapeutics, Inc. Incentive Compensation Recoupment Policy (previously filed as Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K filed March 1, 2024)
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Schema Document.
101.CAL*	XBRL Calculation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.
101.LAB*	XBRL Label Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
*	Filed with this Annual Report on Form 10-K.
+	Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2025.

DOGWOOD THERAPEUTICS, INC.

By:	/s/ Greg Duncan
Greg Duncan
Chairman of the Board of Directors, and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 2025 by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Greg Duncan	Chairman of the Board of Directors, and
Greg Duncan	Chief Executive Officer
(Principal Executive Officer)

/s/ Angela Walsh	Chief Financial Officer, Corporate Secretary and Treasurer
Angela Walsh	(Principal Financial and Accounting Officer)

/s/ Alan Yu	Director
Alan Yu

/s/ Abel De La Rosa	Director
Abel De La Rosa

/s/ David Keefer	Director
David Keefer

/s/ Melvin Toh, MD	Director
Melvin Toh, M.D.

/s/ John C. Thomas, Jr.	Director
John C. Thomas, Jr.

/s/ Richard J. Whitley, MD	Director
Richard J. Whitley, M.D.