Form 10-Q
period 2025-03-31
Dogwood Therapeutics, Inc.
filed 2025-05-09
CIK 1818844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ◻    No  ⌧

As of May 6, 2025, there were 1,911,128 shares of the registrant’s common stock outstanding.

		Page

Part I	Financial Information

Item 1.	Consolidated Financial Statements	3

	Condensed Consolidated Balance Sheets as of March 31, 2025 (Unaudited) and December 31, 2024	3

	Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2025 and 2024 (Unaudited)	4

	Condensed Consolidated Statements of Changes in Series A Non-Voting Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three months ended March 31, 2025 and 2024 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31

Item 4.	Controls and Procedures	31

Part II	Other Information

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Mine Safety Disclosures	32

Item 5.	Other Information	32

Item 6.	Exhibits	32

Exhibit Index

Signatures

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

DOGWOOD THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets:
Cash	$17,539,004	$14,847,949
Prepaid expenses and other current assets	1,624,768	1,696,513
Total current assets	19,163,772	16,544,462
Property and equipment, net	15,899	16,811
Right-of-use assets	193,759	205,837
Prepaid expenses, long-term	18,150	18,133
Goodwill	11,823,159	11,812,476
Intangible assets	65,769,949	65,710,527
Total assets	$96,984,688	$94,308,246
Liabilities, Series A Non-Voting Convertible Preferred Stock, and Stockholders' equity (deficit)
Current liabilities:
Accounts payable	$1,153,642	$1,231,805
Accrued expenses	1,375,464	1,894,835
Lease liability, current portion	50,719	49,696
Total current liabilities	2,579,825	3,176,336
Debt with related party, net of issuance costs	—	15,381,077
Lease liability, long-term portion	140,525	154,885
Deferred tax liability	11,515,383	11,314,925
Total liabilities	14,235,733	30,027,223
Commitments and contingencies (Note 12)
Series A Non-Voting Convertible Preferred Stock, $0.0001 par value; 2,213.8044 shares authorized, issued and outstanding at March 31, 2025 and December 31, 2024	75,662,024	74,405,362
Stockholders' equity (deficit):
Common stock, $0.0001 par value; 43,000,000 shares authorized; 1,918,846 and 1,911,128 shares issued and outstanding at March 31, 2025, respectively; and 1,339,896 and 1,332,178 shares issued and outstanding at December 31, 2024	191	133
Series A-1 Non-Voting Convertible Preferred Stock, $0.0001 par value; 284.2638 shares authorized, issued and outstanding at March 31, 2025 and no shares authorized, issued and outstanding at December 31, 2024	24,994,461	—
Preferred stock, $0.0001 par value; 1,997,502 and 1,997,786 shares authorized; no shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	70,937,136	67,856,589
Accumulated deficit	(84,743,898)	(73,818,946)
Accumulated other comprehensive loss	(3,801,831)	(3,862,987)
	7,386,059	(9,825,211)
Less: Treasury stock, 7,718 shares of common stock at cost	(299,128)	(299,128)
Total stockholders' equity (deficit)	7,086,931	(10,124,339)
Total liabilities, Series A Non-Voting Convertible Preferred Stock and Stockholders' equity (deficit)	$96,984,688	$94,308,246

See accompanying notes to the condensed consolidated financial statements.

DOGWOOD THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
		(As Adjusted)
Revenue	$—	$—

Operating expenses:
Research and development	2,436,998	343,717
General and administrative expenses	1,992,928	970,384
Total operating expenses	4,429,926	1,314,101

Loss from operations	(4,429,926)	(1,314,101)

Other (expense) income:
Loss on debt conversion with related party	(6,134,120)	—
Interest (expense) income, net	(147,090)	22,766
Exchange loss, net	(23,274)	—
Total other (expense) income	(6,304,484)	22,766

Loss before income taxes	(10,734,410)	(1,291,335)
Deferred income tax expense	(190,542)	—

Net loss	(10,924,952)	(1,291,335)
Accrual of paid-in-kind dividends on Series A Non-Voting Convertible Preferred Stock	(1,256,662)	—
Net loss attributable to common stockholders	$(12,181,614)	$(1,291,335)
Net loss per common share, basic and diluted	$(8.45)	$(1.68)
Weighted average number of shares outstanding – basic and diluted	1,441,535	770,317

Comprehensive loss
Net loss	$(10,924,952)	$(1,291,335)
Foreign currency translation adjustment	61,156	—
Comprehensive loss	$(10,863,796)	$(1,291,335)

See accompanying notes to the condensed consolidated financial statements.

DOGWOOD THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SERIES A NON-VOTING CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Series A Non-Voting		Series A-1 Non-Voting						Accumulated Other		Total
	Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional	Accumulated	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Shares	Par	Shares	Par	Paid-In Capital	Deficit	Loss	Stock	(Deficit) Equity
Balance, December 31, 2024	2,213.8044	$74,405,362	—	$—	1,332,178	$133	$67,856,589	$(73,818,946)	$(3,862,987)	$(299,128)	$(10,124,339)
Conversion of loan payable plus interest into Series A-1 Non-Voting Convertible Preferred Stock			284.2638	24,994,461	—	—	—	—	—	—	24,994,461
Proceeds from registered direct offering of common stock, net of offering costs	—	—	—	—	578,950	58	4,252,735	—	—	—	4,252,793
Accrual of paid-in-kind dividends on Series A Non-Voting Convertible Preferred Stock	—	1,256,662	—	—	—	—	(1,256,662)	—	—	—	(1,256,662)
Share-based compensation expense	—	—	—	—	—	—	84,474	—	—	—	84,474
Net loss	—	—	—	—	—	—	—	(10,924,952)	—	—	(10,924,952)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	61,156	—	61,156
Balance, March 31, 2025	2,213.8044	$75,662,024	284.2638	$24,994,461	1,911,128	$191	$70,937,136	$(84,743,898)	$(3,801,831)	$(299,128)	$7,086,931

	Series A Non-Voting		Series A-1 Non-Voting						Accumulated Other		Total
	Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional	Accumulated	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Par	Paid-In Capital	Deficit	Loss	Stock	Equity
Balance, December 31, 2023, as adjusted	—	$—	—	$—	770,317	$77	$65,575,167	$(61,469,222)	$—	$(299,128)	$3,806,894
Share-based compensation expense	—	—	—	—	—	—	138,969	—	—	—	138,969
Net loss	—	—	—	—	—	—	—	(1,291,335)	—	—	(1,291,335)
Balance, March 31, 2024, as adjusted	—	$—	—	$—	770,317	$77	$65,714,136	$(62,760,557)	$—	$(299,128)	$2,654,528

See accompanying notes to the condensed consolidated financial statements.

DOGWOOD THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(10,924,952)	$(1,291,335)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on foreign exchange	6,886	—
Amortization of loan costs	52,373	—
Depreciation expense	17,022	—
Loss on debt conversion with related party	6,134,120	—
Deferred tax expense	190,542	—
Share-based compensation expense	84,474	138,969
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	71,808	3,417
(Decrease) increase in accounts payable	(131,477)	84,846
(Decrease) increase in accrued expenses and other liabilities	(183,350)	126,689
Net cash used in operating activities	(4,682,554)	(937,414)
Cash flows from financing activities
Proceeds from registered direct offering of common stock, net of offering costs	4,372,378	—
Proceeds from loan with related party	3,000,000	—
Net cash provided by financing activities	7,372,378	—
Net increase in cash	2,689,824	(937,414)
Cash, beginning of period	14,847,949	3,316,946
Effect of foreign currency translation on cash	1,231	—
Cash, end of period	$17,539,004	$2,379,532

Supplemental disclosure of non-cash financing and investing activities:
Offering costs included in accounts payable and accrued expenses	$119,585	$—
Accrual of paid-in-kind dividends on Series A Non-Voting Convertible Preferred Stock	$1,256,662	$—
Conversion of debt with related party into Series A-1 Non-Voting Convertible Preferred Stock	$19,500,000	$—
Conversion of accrued interest on debt with related party into Series A-1 Non-Voting Convertible Preferred Stock	$426,891	$—

See accompanying notes to the condensed consolidated financial statements.

DOGWOOD THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1Organization and Nature of Business

Dogwood Therapeutics, Inc. (the “Company”), formerly known as Virios Therapeutics, Inc., was incorporated under the laws of the State of Delaware on December 16, 2020 through a corporate conversion (the “Corporate Conversion”) just prior to the Company’s initial public offering (“IPO”). The Company was originally formed on February 28, 2012 as a limited liability company (“LLC”) under the laws of the State of Alabama as Innovative Med Concepts, LLC. On July 23, 2020, the Company changed its name from Innovative Med Concepts, LLC to Virios Therapeutics, LLC. On October 7, 2024, the Company acquired Pharmagesic (Holdings) Inc., a Canadian corporation (“Pharmagesic”) and the parent company of Wex Pharmaceuticals, Inc. (“Wex”), through a business combination, and changed its name from Virios Therapeutics, Inc. to Dogwood Therapeutics, Inc. (the “Name Change”) on October 9, 2024. Prior to the business combination, Pharmagesic was a wholly-owned subsidiary of Sealbond Limited and an indirect wholly-owned subsidiary of CK Life Sciences Int’l., (Holdings) Inc. (“CKLS”), a listed entity on the Main Board of the Hong Kong Stock Exchange.

The Company operates in one segment and is a pre-revenue, development-stage biopharmaceutical company focused on developing new medicines to treat pain and fatigue-related disorders. The Company’s research pipeline is focused on two separate mechanistic pillars; Nav 1.7 modulation to treat chronic and acute pain disorders and combination antiviral therapies targeting reactivated herpes virus mediated illnesses.  The proprietary non-opioid Nav 1.7 analgesic program is centered on our lead development candidate Halneuron®.  Halneuron® is a voltage-gated sodium channel modulator, a mechanism known to be effective for reducing pain. Halneuron® treatment has demonstrated pain reduction of both general cancer related pain and chemotherapy-induced neuropathic pain (“CINP”).  The Halneuron® Phase 2b study commenced in the first quarter of 2025. The antiviral program includes IMC-1 and IMC-2, which are novel, proprietary, fixed dose combinations of nucleoside analog, anti-herpes antivirals and the anti-inflammatory agent, celecoxib for the treatment of fibromyalgia (“FM”) and Long-COVID (“LC”).

Going Concern

Since its founding, the Company has been engaged in research and development activities, as well as organizational activities, including raising capital. The Company has not generated any revenues to date. As such, the Company is subject to all of the risks associated with any development-stage biotechnology company that has substantial expenditures for research and development. Since inception, the Company has incurred losses and negative cash flows from operating activities. The Company has funded its losses primarily through issuance of members’ interests, convertible debt instruments and issuance of equity securities. For the three months ended March 31, 2025 and 2024, the Company incurred net losses of $10,924,952 and $1,291,335, respectively, and had net cash outflows used in operating activities for the three months ended March 31, 2025 and 2024 of $4,682,554 and $937,414, respectively. As of March 31, 2025, the Company had an accumulated deficit of $84,743,898 and is expected to incur losses in the future as it continues its development activities.

Concurrent with the Combination discussed below, on October 7, 2024, the Company entered into a Loan Agreement (the “Loan Agreement”) with Conjoint Inc., a Delaware corporation (“Lender”) and an affiliate of CKLS. Pursuant to the Loan Agreement, the Lender agreed to make a loan to the Company in the aggregate principal amount of $19,500,000, of which (i) $16,500,000 was disbursed on October 7, 2024 and (ii) $3,000,000 was disbursed on February 18, 2025. Pursuant to the terms of the Loan Agreement, the proceeds are to be used for the purpose of (1) funding operations and (2) performing clinical and research & development activities related to Halneuron®. On March 12, 2025, the Company entered into a Debt Exchange and Cancellation Agreement (the “Exchange and Cancellation Agreement”) with the Lender. Pursuant to the Exchange and Cancellation Agreement, the principal amount of all loans made to the Company under the Loan Agreement, along with accrued interest through March 12, 2025, was deemed repaid and all of the Company’s obligations satisfied in full and cancelled in exchange for 284.2638 shares of the Company’s Series A-1 Non-

Voting Convertible Preferred Stock, par value $0.0001 per share (the “Debt Exchange and Cancellation Transaction”).

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

As of the issuance date of these condensed consolidated financial statements, the Company’s cash is not sufficient to fund operating expenses and capital requirements for at least the next 12 months. Dogwood will need to secure additional financing to fund its ongoing clinical trials and operations beyond the first quarter of 2026 to continue to execute its strategy. Management plans to explore various dilutive and non-dilutive sources of funding, including equity financings, debt financings, collaboration and licensing arrangements or other financing alternatives. There is no assurance that such financings will be available when needed or on acceptable terms. Accordingly, there is substantial doubt about the Company’s ability to operate as a going concern within one year after the issuance date of these condensed consolidated financial statements. The condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to reflect this uncertainty.

Nasdaq Listing

As previously reported, on November 15, 2024, we received a notification letter (the “Notice”) from the Nasdaq Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that the amount of our stockholders’ equity had fallen below the $2,500,000 required minimum for continued listing under Listing Rule 5550(b) (the “Rule”). The Notice also noted that we did not meet the alternatives of market value of listed securities or net income from continuing operations and, therefore, no longer comply with the Nasdaq Listing Rules. The Notice provided that we had until December 30, 2024 to provide Nasdaq with a specific plan to achieve and sustain compliance, which the Company duly submitted to Nasdaq. On February 2, 2025, the Company received a letter from Nasdaq granting it until May 14, 2025 to regain compliance with the Nasdaq Listing Rule 5550(b)(1). As previously reported, on April 3, 2025, we issued a Form 8-K announcing that pursuant to the Debt Exchange and Cancellation Agreement and the March 2025 Offering, discussed above, we believe we had regained compliance with the stockholders’ equity requirement set forth in Nasdaq Listing Rule 5550(b)(1).

On April 8, 2025, we received a letter from Nasdaq stating that based on our Form 8-K dated April 3, 2025, we had regained compliance with the Nasdaq Listing Rule 5550(b)(1).

2Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed interim consolidated financial statements are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and accompanying notes as found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025 (the “2024 Annual Report on Form 10-K”). In the opinion of management, the unaudited condensed interim consolidated financial statements reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The interim consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. The December 31, 2024 balance sheet included herein was derived from the audited consolidated financial statements, but does not include all disclosures, including notes, required by U.S. GAAP for complete financial statements. Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Pharmagesic, including Pharmagesic’s wholly owned subsidiary, Wex, and Wex’s wholly owned subsidiaries, IWT Bio, Inc. (“IWT”), Wex Medical Corporation (“WMC”), and Wex Medical Limited (“WML”). All intercompany accounts and transactions have been eliminated in consolidation. The Company has determined the functional currency of Pharmagesic, Wex, IWT and WMC and WML to be the Canadian dollar. The Company translates assets and liabilities of Pharmagesic, Wex, IWT, WMC and WML at exchange rates in effect at the balance sheet date with the resulting translation adjustments directly recorded as a separate component of accumulated other comprehensive income. Income and expense accounts are translated at average exchange rates for the period. Transactions which are not in the functional currency are remeasured into the functional currency and gains and losses resulting from the remeasurement are recorded in foreign currency exchange and other gain (loss), net.

Reverse Stock Split

On October 9, 2024, the Company effected a reverse stock split of 25 shares for 1 share of Common Stock (“the Reverse Stock Split”). The Reverse Stock Split reduced the number of shares of Common Stock issued (which includes outstanding shares and treasury shares) from 27,950,888 shares to 1,118,035 shares, and reduced shares outstanding from 27,757,937 shares to 1,110,317 shares. There was no change to the total number of shares of Common Stock that the Company is authorized to issue and there was no change in the par value of the Common Stock, and no fractional shares were issued. All share and per share amounts in the condensed consolidated financial statements and footnotes have been retroactively adjusted for all periods presented to give effect to the Reverse Stock Split. As a result of the Reverse Stock Split, the exercise prices and number of shares to be issued under each of our outstanding option and warrant agreements were proportionately adjusted. As a result of the changes, there was a reclassification of $1,867 to additional paid in capital from par value of Common Stock and treasury stock as of December 31, 2023.

Use of Estimates

The preparation of these interim condensed consolidated financial statements and accompanying notes in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The Company's significant estimates and assumptions include estimated work performed but not yet billed by contract manufacturers, engineers and research organizations, the valuation of equity and stock-based related instruments, the valuation allowance related to deferred taxes, the estimated fair value of the net assets acquired in connection with the business combination of Pharmagesic, and the estimated fair value of the contingent value rights (“CVRs”) given to common stockholders at the time of the business combination. Some of these judgments can be subjective and complex, and, consequently, actual results could differ from those estimates. Although the Company believes that its estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made. Actual results could differ from those estimates.

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,	March 31,
	2025	2024
Operating expenses:
Clinical	$1,817,232	$2,274
Chemical, manufacturing and controls	135,122	42,637
Research and preclinical	24,134	63,716
Regulatory	21,658	(16)
Other research and development costs	438,852	235,106
Total research and development	2,436,998	343,717
General and administrative expenses	1,992,928	970,384
Total operating expenses	$4,429,926	$1,314,101
Loss on debt conversion with related party	6,134,120	—
Interest expense (income), net	147,090	(22,766)
Exchange loss, net	23,274	—
Net loss before income taxes	$10,734,410	$1,291,335

Concentrations of Credit Risk

Cash is potentially subject to concentrations of credit risk. The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash is held.

Fair Value Measurements

The fair value of the Company’s interim condensed consolidated financial instruments is determined and disclosed in accordance with the three-tier fair value hierarchy specified in ASC Topic 820, Fair Value Measurements. The Company is required to disclose the estimated fair value of its consolidated financial instruments. As of March 31, 2025 and December 31, 2024, the Company’s consolidated financial instruments included cash, miscellaneous receivables, accounts payable, and accrued expenses which all approximate their fair values. See Notes 3, 9, and 10 below.

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

The Company evaluates indefinite-lived intangible assets for impairment at least annually on October 1 and whenever facts and circumstances indicate that their carrying amounts may not be recoverable. For the three months ended March 31, 2025, the Company determined that there was no impairment to IPR&D.

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

The Company evaluates goodwill for impairment at least annually on October 1 and whenever facts and circumstances indicate that their carrying amounts may not be recoverable. For the three months ended March 31, 2025, the Company determined that there was no impairment to goodwill.

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

As of March 31, 2025 and December 31, 2024, the Company’s operating lease ROU assets and corresponding short-term and long-term lease liabilities primarily relate to the operating lease for an office in Vancouver, British Columbia, that was acquired as part of the Combination with Pharmagesic. The office lease expires on August 31, 2028.

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

Basic and Diluted Net Loss per Share

Basic net loss per common share (“EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted EPS reflects potential dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if all potential common shares had been issued and were dilutive. However, potentially dilutive securities are excluded from the computation of diluted EPS to the extent that their effect is anti-dilutive. For the three months ended March 31, 2025 and 2024, the Company had options to purchase 92,777 shares of Common Stock, warrants to purchase 7,755 shares of Common Stock and preferred shares to convert into 24,980,682 and none, respectively, of Common Stock outstanding that were anti-dilutive.

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it is (i) no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided by the JOBS Act. As a result, these interim condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Recently Accounting Pronouncements

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

Subsequent Event

Per the Series A Certificate of Designation, holders of Series A Preferred Stock were entitled to receive a payment-in-kind (“PIK”) dividend accruing at a rate equal to five percent (5.0%) per annum payable in shares of Series A Preferred Stock on the date that was 180 days after the original issue date of the Series A Preferred Stock. As of March 31, 2025, the Company had accrued the full value of the dividend payable of $1,770,767. On April 7, 2025, 180 days after the original issue date, the Company issued an aggregate of 55.345 shares of Series A Preferred stock as a PIK dividend to the holders of Series A Preferred Stock.

3	Business Combination

On October 7, 2024, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Sealbond Limited, a British Virgin Islands corporation (“Sealbond”), pursuant to which the Company acquired 100% of the issued and outstanding common shares of Pharmagesic (such transaction, the “Combination”). Prior to the Combination, Pharmagesic was a wholly-owned subsidiary of Sealbond and an indirect wholly-owned subsidiary of CKLS, a listed entity on the Main Board of the Hong Kong Stock Exchange.

Under the terms of the Exchange Agreement, on October 7, 2024 (the “Closing”), in exchange for all of the outstanding common shares of Pharmagesic immediately prior to the Effective Time, as defined in the Exchange Agreement, the Company issued to Sealbond, as sole shareholder of Pharmagesic, an aggregate of (A) 211,383 shares of the Company’s unregistered Common Stock, which shares represented a number of shares equal to no more than 19.99% of the outstanding shares of Common Stock as of immediately before the Effective Time and (B) 2,108.3854 shares of the Company’s unregistered Series A Non-Voting Convertible Preferred Stock, par value $0.0001 per share (“Series A Preferred Stock”) (as described below). The issuance of the shares of Common Stock and Series A Preferred Stock to Sealbond occurred on October 9, 2024. Each share of Series A Preferred Stock is convertible into 10,000 shares of Common Stock, subject to certain conditions described in the Exchange Agreement.

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

The Combination was accounted for under the acquisition method of accounting. Under the acquisition method, the total purchase price of the acquisition is allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on the fair values as of the date of the acquisition. Consideration paid is comprised of the estimated fair value of various securities issued including the Series A Preferred Stock and Common Stock issued to Sealbond, the sole shareholder of Pharmagesic.

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

The fair value of IPR&D was capitalized as of the date of the Combination and accounted for as indefinite-lived intangible assets until completion or disposition of the assets or abandonment of the associated research and development efforts. Upon successful completion of the development efforts, the useful lives of the IPR&D assets will be determined based on the anticipated period of regulatory exclusivity and will be amortized within operating expenses. Until that time, the IPR&D assets will be subject to impairment testing and will not be amortized. The goodwill recorded related to the acquisition is the excess of the fair value of the consideration transferred by the acquirer over the fair value of the net identifiable assets acquired and liabilities assumed at the date of the Combination. The goodwill recorded is not deductible for tax purposes.

The following summarizes the Company’s intangible assets and goodwill acquired in connection with the Combination and their carrying value as of March 31, 2025.

				Carrying Value
				as of
	Combination Date			March 31,
	Fair Value	Impairment	Translation Adj	2025
Halneuron® for Cancer Related Pain	$59,900,000	$—	$(3,214,822)	$56,685,178
Halneuron® for Chemotherapy Induced Neuropathic Pain	9,600,000	—	(515,229)	9,084,771
Total in-process research and development (IPR&D)	$69,500,000	$—	$(3,730,051)	$65,769,949

Goodwill	$12,493,727	$—	$(670,568)	$11,823,159

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

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company for the three ended March 31, 2024 as if the Combination had taken place on January 1, 2024. The unaudited pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date.

March 31,
(In thousands)	2024
Net revenues	$—
Net loss before taxes	$(2,712)

4	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2025	2024
Prepaid insurance	$494,429	$667,257
Prepaid clinical research costs	1,044,935	835,603
Prepaid travel	4,324	96,749
Prepaid accounting fees	—	55,525
Prepaid services	9,486	13,373
Other miscellaneous current assets	71,594	28,006
	1,624,768	1,696,513
Long-term
Security deposit on leased premises	18,150	18,133
	$1,642,918	$1,714,646

5 Property and Equipment

Property and equipment consist of the following:

	March 31,	December 31,
	2025	2024
Computer equipment	$5,957	$5,952
Office furniture and equipment	12,447	12,435
Total property and equipment, at cost	18,404	18,387
Less: Accumulated depreciation and amortization	(2,505)	(1,576)
Property and equipment, net	$15,899	$16,811

6License Agreement

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

7Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2025	2024
Accrued interest on preferred members’ interests and related party loan	$188,085	$417,539
Accrued compensation	309,985	737,281
Accrued clinical research costs	594,714	611,741
Accrued professional fees	227,645	97,093
Accrued director fees	46,159	30,054
Other miscellaneous accrued expenses	8,876	1,127
	$1,375,464	$1,894,835

8Leases

In connection with the Combination, the Company acquired a right-of-use asset which was revalued at the date of the Combination. Pharmagesic has obtained the right to control the use of office premises for a period of time through a lease arrangement. The lease arrangement was negotiated on an individual basis and contains a wide range of different terms and conditions including lease payments and remaining lease terms to August 31, 2028. The lease arrangement does not impose any covenants other than the security interests in the leased asset that is held by the lessor. The Company maintains a security deposit totaling $18,150 and $18,133 as of March 31, 2025 and December 31, 2024, respectively.

There were no additions or extensions to the right-of-use asset during the three months ended March 31, 2025. Total cash outflows for the lease were $31,007 for the three months ended March 31, 2025 and these costs were included in net cash used in operating activities.

The following table presents the components of the lease costs included in general and administrative expenses in the statements of operations for the three months ended March 31, 2025:

March 31,
Component of lease cost	2025
Operating lease cost	$16,094
Variable lease cost	13,654
Total lease expense	$29,748

Future minimum annual commitments under the operating leases are as follows:

Year ending March 31,
2025	$63,524
2026	64,246
2027	65,380
2028	23,924
Total lease payments	217,074
Less: amount representing interest	(25,830)
Present value of net minimum lease payments	$191,244
Less: current obligations	(50,719)
Long-term obligations under leases	$140,525

Other information related to this operating lease and the calculation of related right-of-use assets and operating lease liabilities consists of the following:

March 31,
2025
Cash paid for amounts included in the measurement of lease liabilities	$31,007
Weighted-average remaining lease term (in years) - operating leases	3.4
Weighted-average discount rate - operating leases	7.82%

9Promissory Note with Related Party

On October 7, 2024, in connection with the Exchange Agreement, the Company entered into a Loan Agreement (the “Loan Agreement”) with Conjoint Inc., a Delaware corporation (“Lender”) and an affiliate of CKLS. Pursuant to the Loan Agreement, Lender agreed to make a loan to the Company in the aggregate principal amount of $19,500,000, of which (i) $16,500,000 was disbursed on October 7, 2024 and (ii) $3,000,000 was disbursed on February 18, 2025. Pursuant to the terms of the Loan Agreement, the proceeds are to be used for the purpose of (1) funding operations and (2) performing clinical and research & development activities related to Halneuron®. The Loan Agreement bore interest at the Secured Overnight Financing Rate (“SOFR”) plus 2.00%, that increases by 1.00% in the event of default that resets on an annual basis on October 1st. The Loan Agreement was payable in full with principal and accrued interest on October 7, 2027.  The promissory note was recorded net of issuance costs of $1,177,355.  The issuance costs were being amortized to interest expense using an effective interest rate of 7.82%.  For the three months ended March 31, 2025, the Company recognized interest expense of $197,437 and amortization of issuance costs of $52,373 in the accompanying condensed consolidated statement of operations and comprehensive loss.

On March 12, 2025, the Company entered into the Exchange and Cancellation Agreement with the Lender. Pursuant to the Exchange and Cancellation Agreement, the principal amount of all loans made to the Company under the Loan Agreement, along with accrued interest through March 12, 2025 (as of such date, an aggregate of $19,926,891), was deemed repaid and all of the Company’s obligations satisfied in full and cancelled in exchange for 284.2638 shares of the Company’s Series A-1 Non-Voting Convertible Preferred Stock, par value

$0.0001 per share (the “Series A-1 Preferred Stock”), based on a price per underlying share of common stock of $7.01.  The price was determined by reference to the average Nasdaq Official Closing Price of the Company’s common stock for the five trading days immediately prior to the signing of the Exchange and Cancellation Agreement. Each share of Series A-1 Preferred Stock in convertible into 10,000 shares of common stock, subject to certain conditions set forth in the Series A-1 Preferred Stock Certificate of Designation (“Series A-1 Certificate of Designation”), as discussed below.

The Company evaluated the transaction in accordance with ASC 470-50-40 Debt Modifications and Extinguishment. As such, the Company recognized a loss on the debt extinguishment that was charged to other expense in the accompanying condensed consolidated statements of operations and comprehensive income of $6,134,120. The loss was determined by the difference between the closing price of the Company’s common stock of $11.13 on the transaction date to the price per share used to determine the conversion price of the debt, discounted for lack of marketability.

As of December 31, 2024, the Company evaluated the fair value of its related party note payable by analyzing the terms of the instrument in comparison to a synthetic credit rating and implied market cost of debt rate. Based on this evaluation, which included consideration of current rates and other terms available to the Company for similar debt instruments, the Company believes the fair value of the note is approximately $15.7 million.

10Stockholders’ Equity

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

After given affect to the designation of Series A Preferred Stock and Series A-1 Preferred Stock, discussed below, the Company had 1,997,502 and 1,997,786 authorized and no issued and outstanding shares of preferred stock at March 31, 2025 and December 31, 2024, respectively.

Series A Preferred Stock

In October 2024, the Board of Directors designated 2,213.8044 of the 2,000,000 shares of preferred stock to be Series A Preferred Stock. As of March 31, 2025 and December 31, 2024, the Company has authorized, issued and outstanding 2,213.8044 shares of Series A Preferred Stock.

Except as otherwise required by law, the Series A Preferred Stock do not have voting rights. However, as long as any shares of Series A Preferred Stock are outstanding, the Company may not, without the affirmative vote of the holders of a majority of the then-outstanding shares of the Series A Preferred Stock, (i) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock or alter or amend the Series A Preferred Stock Certificate of Designation (“Series A Certificate of Designation”), amend or repeal any provision of, or add any provision to, the Charter or Amended and Restated Bylaws of the Company, or file any articles of amendment, certificate of designations, preferences, limitations and relative rights of any series of Preferred Stock, if such action would adversely alter or change the preferences, rights, privileges or powers of, or restrictions provided for the benefit of the Series A Preferred Stock, regardless of whether any of the foregoing actions shall be by means of amendment to the Charter or by merger, consolidation, recapitalization, reclassification, conversion or otherwise, (ii) issue further shares of Series A Preferred Stock, or increase or decrease (other than by conversion) the number of authorized shares of Series A Preferred Stock, (iii) prior to the Stockholder Approval (as defined in the Series A Certificate of Designation) or at any time while at least 30% of the originally issued Series A Preferred Stock remain issued and outstanding, consummate either: (A)

any Fundamental Transaction (as defined in the Series A Certificate of Designation) or (B) any merger or consolidation of the Company with or into another entity or any stock sale to, or other business combination in which the stockholders of the Company immediately before such transaction do not hold at least a majority of the capital stock of the Company immediately after such transaction, or (iv) enter into any agreement with respect to any of the foregoing.

The Series A Preferred Stock shall rank on parity with the Common Stock as to distributions of assets upon liquidation, dissolution or winding-up of the Company, whether voluntarily or involuntarily.

Following stockholder approval of the Conversion Proposal, each share of Series A Preferred Stock will automatically convert into 10,000 shares of Common Stock, subject to certain limitations provided in the Series A Certificate of Designation, including that the Company shall not affect any conversion of Series A Preferred Stock into shares of Common Stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage of the total number of shares of Common Stock issued and outstanding immediately after giving effect to such conversion (the “Beneficial Ownership Limitation”); provided, however, that the Beneficial Ownership Limitation will not apply after the stockholder approval of the Change of Control Proposal and upon the occurrence of certain other events as set forth in the Series A Certificate of Designation. If at any time following the earliest of (a) Stockholder Approval, (b) the interim analysis of the Phase 2b study for Halneuron® proves futile, (c) Dogwood is delisted from Nasdaq, (d) the interim analysis of the Phase 2b study for Halneuron® is not completed by December 31, 2025, or (e) June 30, 2026, the Company fails to deliver to a holder of Series A Preferred Stock certificates representing shares of Common Stock or electronically deliver such shares, the Series A Preferred Stock is redeemable for cash at the option of the holder thereof at a price per share equal to the then-current Fair Value (as defined and described in the Series A Certificate of Designation) of the Series A Preferred Stock for any undeliverable shares.

Per the Series A Certificate of Designation, holders of Series A Preferred Stock were entitled to receive a PIK dividend accruing at a rate equal to five percent (5.0%) per annum payable in shares of Series A Preferred Stock on the date that was 180 days after the original issue date of the Series A Preferred Stock. As of March 31, 2025, the Company had accrued the full value of the dividend payable of $1,770,767. On April 7, 2025, 180 days after the original issue date, the Company issued an aggregate of 55.345 shares of Series A Preferred stock as a PIK dividend to the holders of Series A Preferred Stock.

Form of Repurchase Agreement

The terms of the Exchange Agreement provides that Sealbond has the right to exercise an option, but not an obligation, after the Closing and upon the occurrence of certain conditional events including continued listing requirements, to acquire all of the Company’s and its direct and indirect subsidiaries’ intellectual property, rights, title, regulatory submissions, assignment of contracts, data and interests, as of the time of such acquisition, in and to tetrodotoxin and Halneuron®, in accordance with the terms and conditions of the form of Repurchase Agreement attached to the Exchange Agreement for a cash settlement value as defined in the agreement.

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

Each contingent value right entitles the holders (the “CVR Holders”) thereof, in the aggregate, to 87.75% of any Upfront Payment (as defined in the CVR Agreement) or Milestone Payment (as defined in the CVR Agreement) received by the Company in a given calendar quarter.

The distributions in respect of the CVRs that become payable will be made on a quarterly basis and will be subject to a number of deductions, subject to certain exceptions or limitations, including but not limited to for certain taxes and certain out-of-pocket expenses incurred by the Company.

Under the CVR Agreement, the Rights Agent has, and CVR Holders of at least 30% of the CVRs then-outstanding have, certain rights to audit and enforcement on behalf of all CVR Holders. The CVRs may not be sold, assigned, transferred, pledged, encumbered or in any other manner transferred or disposed of, in whole or in part, other than as permitted pursuant to the CVR Agreement. The CVR Holders do not have the rights of a shareholder and do not have the ability to vote, rights to dividends, or other interests. The CVRs also establish certain restrictions of mergers and change in control activities, as defined in the agreement.

The Company determined that the fair value of the CVRs were immaterial on the date of issuance as well as at March 31, 2025 and December 31, 2024, as there were no imminent transactions to indicate value.  The Company will evaluate the fair value of the CVRs at least annually on October 1 and whenever facts and circumstances indicate that their carrying amounts may have changed.

Series A-1 Preferred Stock

In March 2025, the Board of Directors designated 284.2638 shares of the preferred stock to be Series A-1 Preferred Stock. As of March 31, 2025, the Company has 284.2638 authorized, issued and outstanding shares of Series A-1 Preferred Stock. There were no authorized, issued and outstanding shares of Series A-1 Preferred stock at December 31, 2024.

The Series A-1 Preferred Stock shall rank on parity with the Common Stock as to distributions of assets upon liquidation, dissolution or winding-up of the Company, whether voluntarily or involuntarily.

Except as otherwise required by law, the Series A-1 Preferred Stock does not have voting rights. However, as long as any shares of Series A-1 Preferred Stock are outstanding, the Company may not, without the affirmative vote of the holders of a majority of the then-outstanding shares of the Series A-1 Preferred Stock, (i) alter or change adversely the powers, preferences or rights given to the Series A-1 Preferred Stock or alter or amend the Series A-1 Certificate of Designation, amend or repeal any provision of, or add any provision to, the Charter or Amended and Restated Bylaws of the Company, or file any articles of amendment, certificate of designations, preferences, limitations and relative rights of any series of Preferred Stock, if such action would adversely alter or change the preferences, rights, privileges or powers of, or restrictions provided for the benefit of the Series A-1 Preferred Stock, regardless of whether any of the foregoing actions shall be by means of amendment to the Charter or by merger, consolidation, recapitalization, reclassification, conversion or otherwise, (ii) issue further shares of Series A-1 Preferred Stock, or increase or decrease (other than by conversion) the number of authorized shares of Series A-1 Preferred Stock, (iii) prior to the Stockholder Approval (as defined in the Series A-1 Certificate of Designation) or at any time while at least 30% of the originally issued Series A-1 Preferred Stock remains issued and outstanding, consummate either: (A) any Fundamental Transaction (as defined in the Series A-1 Certificate of Designation) or (B) any merger or consolidation of the Company with or into another entity or any stock sale to, or other business combination in which the stockholders of the Company immediately before such transaction do not hold at least a majority of the capital stock of the Company immediately after such transaction, or (iv) enter into any agreement with respect to any of the foregoing.

Following the stockholder approval of the conversion of Series A-1 Preferred Stock into shares of Common Stock in accordance with the listing rules of the Nasdaq Stock Market, each share of Series A-1 Preferred Stock will automatically convert into 10,000 shares of Common Stock, subject to the Beneficial Ownership Limitation discussed above.

Common Stock

The Company’s certificate of incorporation, adopted on December 16, 2020, authorizes the issuance of 43,000,000 shares of Common Stock with a par value of $0.0001 per share.

Registered Direct Offering

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

11Related Parties

The Company uses Gendreau Consulting, LLC, a consulting firm (“Gendreau”), for drug development, clinical trial design and planning, implementation and execution of contracted activities with the clinical research organization. Gendreau’s managing member is the Company’s Chief Medical Officer (“CMO”). From time to time, the Company contracts the services of the CMO’s spouse through Gendreau to perform certain activities in connection with the Company’s ongoing clinical development of its product candidates.  In the past, the Company has contracted the CMO’s spouse to serve as the Company’s Medical Monitor.  Currently, the Company has contracted the services of the CMO’s spouse to serve as the Company’s Chief Safety Officer for the HALT-CINP-203 clinical trial. In addition, the Company has contracted the services of the CMO’s daughter to serve as an assistant for various clinical site related activities. During the three months ended March 31, 2025 and 2024, the Company paid Gendreau $188,577 and $1,383, respectively, and had accounts payable of $18,908 and $21,260 to Gendreau as of March 31, 2025 and December 31, 2024, respectively. See Note 9 – “Promissory Note with Related Party” for discussion of related party promissory note with Conjoint Inc.

12Commitments and Contingencies

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

13Share-based compensation

Equity Incentive Plan

On June 16, 2022, the stockholders of the Company approved the Amended and Restated 2020 Equity Incentive Plan (the “Plan”) to increase the total number of shares of Common Stock reserved for issuance under the Plan by 50,000 shares to 82,500 total shares issuable under the Plan. As of March 31, 2024, 1,423 shares of Common Stock were available for future grants under the Plan.

The table below sets forth the outstanding options to purchase shares of Common Stock under the Plan:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(Years)
Outstanding at December 31, 2024	81,077	$98.93	7.39
Granted	—	—	—
Exercised	—	—	—
Outstanding at March 31, 2025	81,077	$98.93	7.14
Exercisable at March 31, 2025	73,877	$106.96	7.09

There were no options issued during the three months ended March 31, 2025.

During the three months ended March 31, 2024, the Company granted certain individuals options to purchase 15,031 shares of the Company’s Common Stock with an average exercise price of $8.925 per share, contractual terms of 10 years and a vesting period of one year. The options had an aggregate grant date fair value of $105,931 that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model included: (1) discount rate of 4.2975% based on the daily par yield curve rates for U.S. Treasury obligations, (2) expected life of 5.5 years based on the simplified method (vesting plus contractual term divided by two), (3) expected volatility of 100.76% based on the average historical volatility of comparable companies’ stock, (4) no expected dividends and (5) fair market value of the Company’s stock of $8.925 per share.

As of March 31, 2025 the aggregate intrinsic value of options outstanding was $0.

The Company recognized share-based compensation expense related to stock options during the three months ended March 31, 2025 and 2024, of $84,474 and $138,969, respectively. The unrecognized compensation expense for stock options at March 31, 2025 was $84,267.

Stock Options for Unregistered Securities

In addition to the stock options issued under the Plan, and in conjunction with the IPO, the Company granted non-qualified stock options to purchase 11,700 shares of Common Stock as provided for in the employment agreement of our former President, Richard Burch (the “President Options”). The President Options are exercisable within 10 years of the date of grant at $250.00 per share, were 100% vested at the grant date and have a remaining contractual term of 5.72 years. As of March 31, 2025, there was no unrecognized compensation expense related to these options as they were 100% vested upon issuance. The shares of Common Stock issuable upon exercise of the President Options will be unregistered, and the option agreement does not include any obligation on the part of the Company to register such shares of Common Stock. Consequently, the Company has not recognized a contingent liability associated with registering the securities for the arrangement. As of March 31, 2025, the aggregate intrinsic value of the President Options was $0.

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

There were no warrant exercises for the three months ended March 31, 2025 and 2024 and there is no unrecognized compensation expense for these awards as of March 31, 2025.

The table below sets forth the outstanding warrants to purchase common shares:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(Years)
Outstanding at December 31, 2024	7,755	$279.77	1.15
Granted	—	—	—
Outstanding at March 31, 2025	7,755	$279.77	0.91
Exercisable at March 31, 2025	7,755	$279.77	0.91

As of March 31, 2025, the aggregate intrinsic value of the warrants outstanding was $0.

14Income Taxes

As of result of the Combination discussed above, the Company acquired operations in Canada. The foreign loss before taxes and the deferred tax expense disclosed below relates to the Company’s new operations in Canada.

For the three months ended March 31, 2025 and 2024, the domestic and foreign components of net loss before income taxes are as follows:

	Three Months Ended
	March 31,
	2025	2024
United States	$(10,326,992)	$(1,291,335)
Foreign	(407,418)	—
Loss before income taxes	$(10,734,410)	$(1,291,335)

The Company recorded a deferred tax expense of $190,542 for the three months ended March 31, 2025. There was no deferred tax expense (benefit) for the three months ended March 31, 2024. The components of the deferred tax expense are as follows:

	Three Months Ended
	March 31,
	2025	2024
Domestic	$—	$—
Foreign	190,542	—
	$190,542	$—

As of December 31, 2024, the Company had U.S. federal net operating loss carryforwards of approximately $36,669,000, which have an indefinite carryforward and Georgia and Florida state net operating loss carryforwards of approximately $44,443,000 and $1,372,000, respectively, which have a twenty-year carryforward and begin expiring in 2037. As of December 31, 2024, the Company had Canadian non-capital loss carryforwards of approximately $25,277,000, which have a twenty year carryforward and begin expiring in 2025 and Hong Kong tax losses carryforwards or approximately $58,126,000 which have no expiry.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q.  This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties.  See our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Security and Exchange Commission (“SEC”) on March 31, 2025 (the “2024 Annual Report on Form 10K”), under “Risk Factors”, available on the SEC EDGAR website at www.sec.gov, Part II, and Item 1A of the report, for a discussion of the uncertainties, risks and assumptions associated with these statements.  Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those risks noted above.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements”, within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” or “would,” and or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements, including the risks set forth in the 2024 Annual Report on Form 10-K. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain.

The forward-looking statements contained in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	our business strategies;
●	our ability to obtain regulatory approval of our product candidate and any other product candidates we may develop, and the labeling under any regulatory approval we may obtain;
●	risks relating to the timing and costs of clinical trials and the timing and costs of other expenses;
●	timing and likelihood of success of our clinical trials and regulatory approval of our product candidates;
●	risks associated with our reliance on third-party organizations;
●	our competitive position;
●	assumptions regarding the size of the available market, product pricing and timing of commercialization of our product candidates, if approved;
●	our intellectual property position and our ability to maintain and protect our intellectual property rights;
●	our results of operations, financial condition, liquidity, prospects, and growth strategies;

●	our strategies to maintain the listing of our common stock;
●	our cash needs and financing plans;
●	the fluctuations in the exchange rates in the United States dollar versus the Canadian dollar;
●	the industry in which we operate; and
●	the economic trends that may affect the industry or us.

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

Nav 1.7 Non-Opioid Analgesic Program

Our lead product candidate, Halneuron®, is in Phase 2 clinical development for the treatment of CINP.  The active pharmaceutical ingredient is highly purified Tetrodotoxin (“TTX”), a potent sodium channel modulator found in the ovaries of puffer fish and several other marine animals. Halneuron® works as an analgesic by modulating the activity of Nav1.7, a key sodium channel located in the peripheral nervous system involved in pain signal transmission.  By reducing the activity of the Nav1.7 channel, Halneuron® has the potential to reduce pain associated with conditions involving neuropathic pain, chronic pain and acute forms of pain.

In the first quarter of 2025, we commenced dosing of patients in the HALT-CINP-203 clinical trial in the United States. HALT-CINP-203 is a double-blind, placebo controlled clinical trial to access the efficacy and safety of Halneuron® in 200 patients with moderate to severe neuropathic pain caused by previous platinum and/or taxane chemotherapy. The primary efficacy endpoint is the change from baseline at week 4 in the weekly average of daily 24-hour recall pain intensity scores, comparing Halneuron® to the placebo. The secondary endpoints are patient global impression of change, PROMIS regarding fatigue, PROMIS related to sleep, PROMIS-29, pain interference, hospital anxiety and depression scale and neuropathic pain symptom inventory. We expect to conduct an interim analysis of data from approximately 40-50% of the patients enrolled in HALT-CINP-203 in the fourth quarter of 2025.  The planned interim analysis is designed to explore one of four possible outcomes, (i) early stopping due to achievement of statistically significant pain reduction with the smaller sample size, (ii) a futility determination, (iii) a recommendation to continue the study to the planned sample size of 200 total patients, or (iv) a recommendation to increase the HALT-CINP patients sample size based on the Halneuron® observed treatment effect size versus placebo at the interim analysis.  Top-line data from the trial are expected in the second-half of 2026.

Antiviral Program

We are presently exploring the best options to continue development of IMC-1 and IMC-2 which are novel, proprietary, fixed dose combinations of nucleoside analog, anti-herpes antivirals and the anti-inflammatory agent celecoxib. IMC-1 is a novel combination of famciclovir and celecoxib intended to synergistically suppress herpesvirus activation and replication, with the end goal of reducing a patient’s viral mediated disease burden. IMC-2 is a combination of valacyclovir and celecoxib that like IMC-1, is intended to synergistically suppress herpesvirus activation and replication with a more specific activity against the Epstein-Barr virus (herpesvirus HHV-4).

The following chart reflects our current pipeline and the development stage of each product candidate.

Exchange and Cancellation Agreement

On October 7, 2024, the Company entered into a Loan Agreement (the “Loan Agreement”) with Conjoint Inc., a Delaware corporation (“Lender”). Pursuant to the Loan Agreement, Lender agreed to make a loan to the Company in the aggregate principal amount of $19,500,000, of which (i) $16,500,000 was disbursed on October 7, 2024 and (ii) $3,000,000 was disbursed on February 18, 2025. Prior to the Debt Exchange and Cancellation Transaction described below, the Loan Agreement bore interest at the Secured Overnight Financing Rate (“SOFR”) plus 2.00%. The Loan Agreement was payable in full with principal and accrued interest on October 7, 2027.

On March 12, 2025, we entered into a Debt Exchange and Cancellation Agreement (the “Exchange and Cancellation Agreement”) with Lender. Pursuant to the Exchange and Cancellation Agreement, the principal amount of all loans made to the Company under the Loan Agreement, along with accrued interest through March 12, 2025, was deemed repaid and all of the Company’s obligations satisfied in full and cancelled in exchange for 284.2638 shares of the Company’s Series A-1 Non-Voting Convertible Preferred Stock, par value $0.0001 (“Series A-1 Preferred Stock” and such transaction, the “Debt Exchange and Cancellation Transaction”). Following the stockholder approval of the conversion of Series A-1 Preferred Stock into shares of Common Stock in accordance with the listing rules of the Nasdaq Stock Market, each share of Series A-1 Preferred Stock will automatically convert into 10,000 shares of Common Stock.

Registered Direct Offering

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

Recent Developments

As previously reported, on November 15, 2024, we received a notification letter (the “Notice”) from the Nasdaq Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that the amount of our stockholders’ equity had fallen below the $2,500,000 required minimum for continued listing under Listing Rule 5550(b) (the “Rule”). The Notice also noted that we did not meet the alternatives of market value of listed securities or net income from continuing operations and, therefore, no longer comply with the Nasdaq Listing Rules. The Notice provided that we had until December 30, 2024 to provide Nasdaq with a specific plan to achieve and sustain compliance, which the Company duly submitted to Nasdaq. On February 2, 2025, the Company received a letter from Nasdaq granting it until May 14, 2025 to regain compliance with the Nasdaq Listing Rule 5550(b)(1). As previously reported, on April 3, 2025, we issued a Form 8-K announcing that pursuant to the Debt Exchange and Cancellation Agreement and the March 2025 Offering, discussed above, we believe we had regained compliance with the stockholders’ equity requirement set forth in Nasdaq Listing Rule 5550(b)(1).

On April 8, 2025, we received a letter from Nasdaq stating that based on our Form 8-K dated April 3, 2025, we had regained compliance with the Nasdaq Listing Rule 5550(b)(1).

Results of Operations

Below is a summary of the results of operations:

	Three Months Ended
	March 31,
	2025	2024

Operating expenses:	(Unaudited)
Research and development	$2,436,998	$343,717
General and administrative	1,992,928	970,384
Total operating expenses	$4,429,926	$1,314,101

Three Months Ended March 31, 2025 and 2024

Research and Development Expenses

Research and development expenses increased by $2.1 million to $2.4 million for the three months ended March 31, 2025 from $0.3 million for the three months ended March 31, 2024. The increase was primarily due to the impact of the Combination including increases in expenses for clinical trials of $1.8 million related to the HALT-CINP-203 study, drug development and manufacturing costs of $0.1 million and salaries and related personnel costs of $0.2 million.

General and Administrative Expenses

General and administrative expenses increased by $1.0 million to $2.0 million for the three months ended March 31, 2025, from $1.0 million for the three months ended March 31, 2024. The increase was primarily due to increases in expenses for legal and professional fees of $0.6 million related to the Combination, franchise tax fees of $0.2 million, salaries and related personnel costs of $0.2 million and other general and administrative costs of $0.1 million offset by lower insurance expenses associated with being a public company of $0.1 million.

Liquidity and Capital Resources

Since our inception, we have financed our operations through public offerings of common stock and proceeds from private placements of membership interests and convertible promissory notes. To date, we have not generated any revenue from the sale of products and we do not anticipate generating any revenue from the sales of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of March 31, 2025, our principal source of liquidity was our cash, which totaled $17.5 million.

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

Equity Financings

On March 14, 2025, we closed a registered direct offering of 578,950 shares of our Common Stock, raising gross proceeds of approximately $4.8 million and net proceeds of approximately $4.25 million, after deducting placement agent fees and offering expenses.

There were no equity financings during the three months ended March 31, 2024.

Debt Financings

On February 18, 2025, we received $3,000,000 in loan proceeds pursuant the Loan Agreement dated October 7, 2024 with the Lender. There were no debt financings during the three months ended March 31, 2024. There was no debt outstanding at March 31, 2025 due to the Debt Exchange and Cancellation Transaction discussed above. At December 31, 2024, the debt with related party, net of issuance costs was $15,381,077.

Future Capital Requirements

We anticipate our cash on hand at March 31, 2025 of approximately $17.5 million will fund operations through the first quarter of 2026. The Company will need to secure additional financing to fund its ongoing clinical trials and operations beyond the first quarter of 2026 to continue to execute its strategy. We will need to finance our cash needs through public or private equity offerings, debt financings, collaboration and licensing arrangements or other financing alternatives. To the extent that we raise additional funds by issuing equity or equity-linked securities, our shareholders will experience dilution. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs. As a result, substantial doubt exists regarding our ability to continue as a going concern 12 months from the issuance of this Quarterly Report on Form 10-Q. Failure to secure the necessary financing in a timely manner and on favorable terms could have a material adverse effect on the Company’s strategy and value and could require the delay of product development and clinical trial plans.

Summary of Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2025 and 2024, respectively:

	Three Months Ended
	March 31,
	2025	2024

	(Unaudited)
Statement of Cash Flows Data:
Net cash (used in) provided by:
Operating activities	$(4,682,554)	$(937,414)
Financing activities	7,372,378	—
Increase (decrease) in cash	$2,689,824	$(937,414)

Cash Flows for the Three Months Ended March 31, 2025 and 2024

Operating Activities

For the three months ended March 31, 2025, net cash used in operations was $4.7 million and consisted of a net loss of $10.9 million and a net change in operating assets and liabilities of $0.2 million attributable to a decrease in accounts payable and accrued liabilities of $0.3 million offset by a decrease in prepaid expenses and other current assets of $0.1 million further offset by non-cash items of $6.4 million attributable to loss on conversion of debt with related party of $6.1 million, deferred tax expense of $0.2 million and share-based compensation, depreciation and amortization of $0.1 million.

For the three months ended March 31, 2024, net cash used in operations was $0.9 million and consisted of a net loss of $1.3 million offset by a net change in operating assets and liabilities of $0.2 million attributable to an increase in accounts payable and accrued liabilities of $0.2 million and non-cash items of $0.2 million attributable to share-based compensation.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2025 was $7.4 million and was attributable to cash proceeds from the Loan Agreement of $3.0 million and gross proceeds from our registered direct offering in March 2025 of $4.8 million, net of placement agent fees and offering costs paid by us during the three months ended March 2025 of $0.4 million.

There were no financing activities during the three months ended March 31, 2024.

Off-Balance Sheet Arrangements

As of March 31, 2025, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Discussion of Critical Accounting Policies and Significant Judgements and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the three months ended March 31, 2025, there were no significant changes to our critical accounting policies from those described in our annual financial statements for the year ended December 31, 2024, which we included in our 2024 Annual Report on Form 10-K.

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

Item 1A. Risk Factors

You should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our 2024 Annual Report on Form 10-K which could materially affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Ratification

On May 8, 2025, the board of directors of the Company adopted resolutions (the “Resolutions”) approving the ratification pursuant to Section 204 of the Delaware General Corporation Law of the previously disclosed required payment of a dividend of 55.345 shares of Series A Preferred Stock to holders of Series A Preferred Stock (the “Ratification”). A copy of the Resolutions adopted by the board of directors setting forth the information with respect to the Ratification required under Section 204 of the Delaware General Corporation Law is set forth in Exhibit 99.1 to this Quarterly Report on Form 10-Q. Any claim that any defective corporate act or putative stock ratified pursuant to the Ratification is void or voidable due to the failure of authorization specified in the Resolutions or that the Delaware Court of Chancery should declare in its discretion that the Ratification in accordance with Section 204 of the Delaware General Corporation Law not be effective or be effective only on certain conditions must be brought within 120 days from the giving of this notice (which is deemed to be given on the date that this Quarterly Report on Form 10-Q is filed with the SEC).

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description

3.1

Certificate of Designation of Series A-1 Non-Voting Convertible Preferred Stock of Dogwood Therapeutics, Inc. dated March 12, 2025 (incorporated by reference herein from Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 12, 2025).

3.2†

Certificate of Validation dated May 8, 2025, together with Certificate of Designation of Series A Preferred Stock, effective October 7, 2024, all as filed in the Office of the Delaware Secretary of State on May 8, 2025.

4.1

Specimen Certificate evidencing shares of the Registrant’s common stock (incorporated by reference herein from Exhibit 4.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on October 16, 2020).

10.1

Debt Exchange and Cancellation Agreement, dated March 12, 2025, by and between Dogwood Therapeutics, Inc. and Conjoint, Inc. (incorporated by reference herein from Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on March 12, 2025).

10.2

Joinder and Amendment No. 1 to Registration Rights Agreement, dated March 12, 2025, by and between Dogwood Therapeutics, Inc., Sealbond Limited and Conjoint Inc. (incorporated by reference herein from Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on March 12, 2025).

10.3	Form of Support Agreement (incorporated by reference herein from Exhibit 10.3 to the Current Report on Form 8-K, filed with the SEC on March 12, 2025).

10.4	Form of Stock Purchase Agreement (incorporated by reference herein from Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on March 14, 2025).

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1†	Resolutions adopted by the Board of Directors of the Company setting forth the information with respect to the Ratification required under Section 204 of the Delaware General Corporation Law.

101.INS†	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: May 9, 2025

DOGWOOD THERAPEUTICS, INC.

By:	/s/ Greg Duncan
Name:	Greg Duncan
Title:	Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Angela Walsh
Name:	Angela Walsh
Title:	Chief Financial Officer, Corporate Secretary and Treasurer
(Principal Financial and Accounting Officer)