Form 10-Q
period 2025-06-30
Dogwood Therapeutics, Inc.
filed 2025-08-13
CIK 1818844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ◻    No  ⌧

As of August 6, 2025, there were 1,911,128 shares of the registrant’s common stock outstanding.

		Page

Part I	Financial Information

Item 1.	Consolidated Financial Statements	3

	Condensed Consolidated Balance Sheets as of June 30, 2025 (Unaudited) and December 31, 2024	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months and six months ended June 30, 2025 and 2024 (Unaudited)	4

	Condensed Consolidated Statements of Changes in Series A Non-Voting Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2025 and 2024 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32

Item 4.	Controls and Procedures	32

Part II	Other Information

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults Upon Senior Securities	33

Item 4.	Mine Safety Disclosures	33

Item 5.	Other Information	33

Item 6.	Exhibits	33

Exhibit Index

Signatures

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

DOGWOOD THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets:
Cash	$13,402,809	$14,847,949
Prepaid expenses and other current assets	1,301,485	1,696,513
Total current assets	14,704,294	16,544,462
Property and equipment, net	16,179	16,811
Right-of-use assets	190,964	205,837
Prepaid expenses, long-term	19,125	18,133
Goodwill	12,458,383	11,812,476
Intangible assets	69,303,582	65,710,527
Total assets	$96,692,527	$94,308,246
Liabilities, Series A Non-Voting Convertible Preferred Stock, and Stockholders' equity (deficit)
Current liabilities:
Accounts payable	$498,118	$1,231,805
Accrued expenses	1,332,574	1,894,835
Lease liability, current portion	54,496	49,696
Total current liabilities	1,885,188	3,176,336
Debt with related party, net of issuance costs	—	15,381,077
Lease liability, long-term portion	132,494	154,885
Deferred tax liability	12,134,222	11,314,925
Total liabilities	14,151,904	30,027,223
Commitments and contingencies (Note 12)
Series A Non-Voting Convertible Preferred Stock, $0.0001 par value; 2,270 shares authorized; 2,269.1494 shares issued and outstanding at June 30, 2025 and 2,213.8044 shares issued and outstanding at December 31, 2024	75,662,024	74,405,362
Stockholders' equity (deficit):
Common stock, $0.0001 par value; 43,000,000 shares authorized; 1,918,846 and 1,911,128 shares issued and outstanding at June 30, 2025, respectively; and 1,339,896 and 1,332,178 shares issued and outstanding at December 31, 2024, respectively	191	133
Series A-1 Non-Voting Convertible Preferred Stock, $0.0001 par value; 284.2638 shares authorized, issued and outstanding at June 30, 2025 and no shares authorized, issued and outstanding at December 31, 2024	24,994,461	—
Preferred stock, $0.0001 par value; 1,997,446 and 1,997,730 shares authorized; no shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	71,001,615	67,856,589
Accumulated deficit	(88,551,251)	(73,818,946)
Accumulated other comprehensive loss	(267,289)	(3,862,987)
	7,177,727	(9,825,211)
Less: Treasury stock, 7,718 shares of common stock at cost	(299,128)	(299,128)
Total stockholders' equity (deficit)	6,878,599	(10,124,339)
Total liabilities, Series A Non-Voting Convertible Preferred Stock and Stockholders' equity (deficit)	$96,692,527	$94,308,246

See accompanying notes to the condensed consolidated financial statements.

DOGWOOD THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
		(As Adjusted)		(As Adjusted)
Revenue	$—	$—	$—	$—

Operating expenses:
Research and development	2,569,943	336,084	5,006,941	679,801
General and administrative expenses	1,353,172	733,740	3,346,100	1,704,124
Total operating expenses	3,923,115	1,069,824	8,353,041	2,383,925

Loss from operations	(3,923,115)	(1,069,824)	(8,353,041)	(2,383,925)

Other (expense) income:
Loss on debt conversion with related party	—	—	(6,134,120)	—
Interest income (expense), net	111,379	19,991	(35,711)	42,757
Exchange gain (loss), net	4,532	—	(18,742)	—
Total other income (expense)	115,911	19,991	(6,188,573)	42,757

Loss before income taxes	(3,807,204)	(1,049,833)	(14,541,614)	(2,341,168)
Deferred income tax expense	(149)	—	(190,691)	—

Net loss	(3,807,353)	(1,049,833)	(14,732,305)	(2,341,168)
Accrual of paid-in-kind dividends on Series A Non-Voting Convertible Preferred Stock	—	—	(1,256,662)	—
Net loss attributable to common stockholders	$(3,807,353)	$(1,049,833)	$(15,988,967)	$(2,341,168)
Net loss per common share, basic and diluted	$(1.99)	$(1.15)	$(9.51)	$(2.78)
Weighted average number of shares outstanding – basic and diluted	1,911,128	916,031	1,680,827	843,174

Comprehensive loss
Net loss	$(3,807,353)	$(1,049,833)	$(14,732,305)	$(2,341,168)
Foreign currency translation adjustment	3,534,542	—	3,595,698	—
Comprehensive loss	$(272,811)	$(1,049,833)	$(11,136,607)	$(2,341,168)

See accompanying notes to the condensed consolidated financial statements.

DOGWOOD THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SERIES A NON-VOTING CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Series A Non-Voting		Series A-1 Non-Voting						Accumulated Other		Total
	Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional	Accumulated	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Shares	Par	Shares	Par	Paid-In Capital	Deficit	Loss	Stock	(Deficit) Equity
Balance, December 31, 2024	2,213.8044	$74,405,362	—	$—	1,332,178	$133	$67,856,589	$(73,818,946)	$(3,862,987)	$(299,128)	$(10,124,339)
Conversion of loan payable plus interest into Series A-1 Non-Voting Convertible Preferred Stock			284.2638	24,994,461	—	—	—	—	—	—	24,994,461
Proceeds from registered direct offering of common stock, net of offering costs	—	—	—	—	578,950	58	4,252,735	—	—	—	4,252,793
Accrual of paid-in-kind dividends on Series A Non-Voting Convertible Preferred Stock	—	1,256,662	—	—	—	—	(1,256,662)	—	—	—	(1,256,662)
Share-based compensation expense	—	—	—	—	—	—	84,474	—	—	—	84,474
Net loss	—	—	—	—	—	—	—	(10,924,952)	—	—	(10,924,952)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	61,156	—	61,156
Balance, March 31, 2025	2,213.8044	$75,662,024	284.2638	$24,994,461	1,911,128	$191	$70,937,136	$(84,743,898)	$(3,801,831)	$(299,128)	$7,086,931
Issuance of paid-in-kind dividends on Series A Non-Voting Convertible Preferred Stock	55.3450	—	—	—	—	—	—	—	—	—	-
Additional fees associated with issuance of common stock	—	—	—	—	—	—	(548)	—	—	—	(548)
Share-based compensation expense	—	—	—	—	—	—	65,027	—	—	—	65,027
Net loss	—	—	—	—	—	—	—	(3,807,353)	—	—	(3,807,353)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	3,534,542	—	3,534,542
Balance, June 30, 2025	2,269.1494	$75,662,024	284.2638	$24,994,461	1,911,128	$191	$71,001,615	$(88,551,251)	$(267,289)	$(299,128)	$6,878,599

	Series A Non-Voting		Series A-1 Non-Voting						Accumulated Other		Total
	Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional	Accumulated	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Par	Paid-In Capital	Deficit	Loss	Stock	Equity
Balance, December 31, 2023, as adjusted	—	$—	—	$—	770,317	$77	$65,575,167	$(61,469,222)	$—	$(299,128)	$3,806,894
Share-based compensation expense	—	—	—	—	—	—	138,969	—	—	—	138,969
Net loss	—	—	—	—	—	—	—	(1,291,335)	—	—	(1,291,335)
Balance, March 31, 2024, as adjusted	—	$—	—	$—	770,317	$77	$65,714,136	$(62,760,557)	$—	$(299,128)	$2,654,528
Proceeds from issuance of shares, net of fees	—	—	—	—	340,000	34	1,382,136	—	—	—	1,382,170
Share-based compensation expense	—	—	—	—	—	—	148,948	—	—	—	148,948
Net loss	—	—	—	—	—	—	—	(1,049,833)	—	—	(1,049,833)
Balance, June 30, 2024, as adjusted	—	$—	—	$—	1,110,317	$111	$67,245,220	$(63,810,390)	$—	$(299,128)	$3,135,813

See accompanying notes to the condensed consolidated financial statements.

DOGWOOD THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(14,732,305)	$(2,341,168)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on foreign exchange	1,712	—
Amortization of loan costs	52,373	—
Depreciation expense	34,278	—
Loss on debt conversion with related party	6,134,120	—
Deferred tax expense	190,691	—
Share-based compensation expense	149,501	287,917
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	396,528	232,790
(Decrease) increase in accounts payable	(738,306)	35,622
(Decrease) increase in accrued expenses and other liabilities	(197,264)	35,679
Net cash used in operating activities	(8,708,672)	(1,749,160)
Cash flows from financing activities
Proceeds from registered direct offering of common stock, net of offering costs	4,252,245	1,452,397
Proceeds from loan with related party	3,000,000	—
Net cash provided by financing activities	7,252,245	1,452,397
Net decrease in cash	(1,456,427)	(296,763)
Cash, beginning of period	14,847,949	3,316,946
Effect of foreign currency translation on cash	11,287	—
Cash, end of period	$13,402,809	$3,020,183

Supplemental disclosure of non-cash financing and investing activities:
Offering costs included in accounts payable and accrued expenses	$—	$70,227
Accrual of paid-in-kind dividends on Series A Non-Voting Convertible Preferred Stock	$1,256,662	$—
Conversion of debt with related party into Series A-1 Non-Voting Convertible Preferred Stock	$19,500,000	$—
Conversion of accrued interest on debt with related party into Series A-1 Non-Voting Convertible Preferred Stock	$426,891	$—

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

The Company operates in one segment and is a pre-revenue, development-stage biopharmaceutical company focused on developing new medicines to treat pain and fatigue-related disorders. The Company’s research pipeline is focused on two separate mechanistic pillars; Nav 1.7 modulation to treat chronic and acute pain disorders and combination antiviral therapies targeting reactivated herpes virus mediated illnesses.  The proprietary non-opioid Nav 1.7 analgesic program is centered on our lead development candidate Halneuron®.  Halneuron® is a voltage-gated sodium channel modulator, a mechanism known to be effective for reducing pain. Halneuron® treatment has demonstrated pain reduction of both general cancer related pain and chemotherapy-induced neuropathic pain (“CINP”).  The Halneuron® Phase 2b CINP study (“HALT-CINP-203”) commenced in the first quarter of 2025. The antiviral program includes IMC-1 and IMC-2, which are novel, proprietary, fixed dose combinations of nucleoside analog, anti-herpes antivirals and the anti-inflammatory agent, celecoxib for the treatment of fibromyalgia (“FM”) and Long-COVID (“LC”).

Going Concern

Since its founding, the Company has been engaged in research and development activities, as well as organizational activities, including raising capital. The Company has not generated any revenues to date. As such, the Company is subject to all of the risks associated with any development-stage biotechnology company that has substantial expenditures for research and development. Since inception, the Company has incurred losses and negative cash flows from operating activities. The Company has funded its losses primarily through issuance of members’ interests, convertible debt instruments and issuance of equity securities. For the three and six months ended June 30, 2025 and 2024, the Company incurred net losses of $3,807,353 and $14,732,305, respectively, and $1,049,833 and $2,341,168, respectively and had net cash outflows used in operating activities for the six months ended June 30, 2025 and 2024 of $8,708,672 and $1,749,160, respectively. As of June 30, 2025, the Company had an accumulated deficit of $88,551,251 and is expected to incur losses in the future as it continues its development activities.

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

Use of Estimates

The preparation of these interim condensed consolidated financial statements and accompanying notes in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The Company's significant estimates and assumptions include estimated work performed but not yet billed by contract manufacturers, engineers and research organizations, the valuation of equity and stock-based related instruments, the valuation allowance related to deferred taxes, the estimated fair value of the net assets acquired in connection with the business combination of Pharmagesic, including impairment of In-Process Research and Development and discount for lack of marketability, and the estimated fair value of the contingent value rights (“CVRs”) given to common stockholders at the time of the business combination. Some of these judgments can be subjective and complex, and, consequently, actual results could differ from those estimates. Although the Company believes that its estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made. Actual results could differ from those estimates.

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Operating expenses:
Clinical	$1,630,084	$2,048	$3,447,316	$4,322
Chemical, manufacturing and controls	558,916	25,418	694,038	68,055
Research and preclinical	8,094	122,565	32,228	186,280
Regulatory	5,628	—	27,286	(16)
Other research and development costs	367,221	186,053	806,073	421,160
Total research and development	2,569,943	336,084	5,006,941	679,801
General and administrative expenses	1,353,172	733,740	3,346,100	1,704,124
Total operating expenses	3,923,115	1,069,824	8,353,041	2,383,925
Loss from operations	(3,923,115)	(1,069,824)	(8,353,041)	(2,383,925)
Loss on debt conversion with related party	—	—	(6,134,120)	—
Interest income (expense), net	111,379	19,991	(35,711)	42,757
Exchange gain (loss), net	4,532	—	(18,742)	—
Net loss before income taxes	$(3,807,204)	$(1,049,833)	$(14,541,614)	$(2,341,168)

Concentrations of Credit Risk

Cash is potentially subject to concentrations of credit risk. The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash is held.

Fair Value Measurements

The fair value of the Company’s interim condensed consolidated financial instruments is determined and disclosed in accordance with the three-tier fair value hierarchy specified in ASC Topic 820, Fair Value Measurements. The Company is required to disclose the estimated fair value of its consolidated financial instruments. As of June 30, 2025 and December 31, 2024, the Company’s consolidated financial instruments included cash, miscellaneous receivables, accounts payable, and accrued expenses which all approximate their fair values. The fair values of the Company’s debt at December 31, 2024 were estimated using market rates the Company believes would be available for similar types of financial instruments and represent level 2 measurements. See Notes 3, 9, and 10 below.

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

The Company evaluates indefinite-lived intangible assets for impairment at least annually on October 1 and whenever facts and circumstances indicate that their carrying amounts may not be recoverable. For the six months ended June 30, 2025, the Company determined that there was no impairment to IPR&D.

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

The Company evaluates goodwill for impairment at least annually on October 1 and whenever facts and circumstances indicate that their carrying amounts may not be recoverable. For the six months ended June 30, 2025, the Company determined that there was no impairment to goodwill.

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

As of June 30, 2025 and December 31, 2024, the Company’s operating lease ROU assets and corresponding short-term and long-term lease liabilities primarily relate to the operating lease for an office in Vancouver, British Columbia, that was acquired as part of the Combination with Pharmagesic. The office lease expires on August 31, 2028.

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

Redeemable and Convertible Preferred Stock

The Company applies ASC 480 when determining the classification and measurement of its preferred stock. Preferred shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable preferred shares (including preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, preferred shares are classified as stockholders’ (deficit) equity. See Note 10 to these condensed consolidated financial statements.

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

Basic and Diluted Net Loss per Share

Basic net loss per common share (“EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted EPS reflects potential dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if all potential common shares had been issued and were dilutive. However, potentially dilutive securities are excluded from the computation of diluted EPS to the extent that their effect is anti-dilutive. For the three and six months ended June 30, 2025 and 2024, the Company had options to purchase 202,630 and 92,777 shares of Common Stock, respectively, warrants to purchase 7,755 and 7,755 shares of Common Stock, respectively, and preferred shares to convert into 25,534,132 and none, of Common Stock, respectively, outstanding that were anti-dilutive.

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it is (i) no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided by the JOBS Act. As a result, these interim condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. The Company will lose its status as an emerging growth company as of December 31, 2025.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures (Topic 740), which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. The new guidance requires consistent categorization and greater disaggregation of information in the rate reconciliation, as well as further disaggregation of income taxes paid. This change is effective for annual periods beginning after December 15, 2024. This change will apply on a prospective basis to annual financial statements for periods beginning after the effective date. However, retrospective application in all prior periods presented is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which improves disclosures about an entity’s expenses and addresses requests from investors for more detailed information about types of expenses including purchases of inventory, employee compensation, depreciation, amortization, and depletion, commonly presented in cost of sales, research and development and general and administrative expenses. In January 2025, the FASB issued ASU 2025-01 which revises the effective date of ASU 2024-03. Adoption of these new disclosure requirements are effective for public entities for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027 and early adoption is permitted.  The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, to improve the requirements for identifying the accounting acquirer in Topic 805, Business Combinations. The amendments in ASU 2025-03 revise current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a variable interest entity (“VIE”) that meets the definition of a business. The amendments require that an entity consider the same factors that are currently required for determining which entity is the accounting acquirer in other acquisition transactions. Entities will be required to apply the new guidance prospectively to any acquisition transaction that occurs after the initial application date. Adoption of this guidance is effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods and early adoption is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

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

The following summarizes the Company’s intangible assets and goodwill acquired in connection with the Combination and their carrying value as of June 30, 2025.

				Carrying Value
				as of
	Combination Date			June 30,
	Fair Value	Impairment	Translation Adj	2025
Halneuron® for Cancer Related Pain	$59,900,000	$—	$(169,287)	$59,730,713
Halneuron® for Chemotherapy Induced Neuropathic Pain	9,600,000	—	(27,131)	9,572,869
Total in-process research and development (IPR&D)	$69,500,000	$—	$(196,418)	$69,303,582

Goodwill	$12,493,727	$—	$(35,344)	$12,458,383

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

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company for the three and six months ended June 30, 2024 as if the Combination had taken place on January 1, 2024. The unaudited pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date.

	Three months ended	Six months ended
	June 30,	June 30,
(In thousands)	2024	2024
Net revenues	$—	$—
Net loss before taxes	$(2,451,151)	$(5,163,258)

4	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2025	2024
Prepaid insurance	$347,811	$667,257
Prepaid clinical research costs	795,724	835,603
Prepaid franchise taxes	81,400	—
Prepaid travel	16,417	96,749
Prepaid accounting fees	—	55,525
Prepaid services	16,617	13,373
Other miscellaneous current assets	43,516	28,006
	1,301,485	1,696,513
Long-term
Security deposit on leased premises	19,125	18,133
	$1,320,610	$1,714,646

5 Property and Equipment

Property and equipment consist of the following:

	June 30,	December 31,
	2025	2024
Computer equipment	$6,277	$5,952
Office furniture and equipment	13,116	12,435
Total property and equipment, at cost	19,393	18,387
Less: Accumulated depreciation and amortization	(3,214)	(1,576)
Property and equipment, net	$16,179	$16,811

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

7Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2025	2024
Accrued interest on preferred members’ interests and related party loan	$188,085	$417,539
Accrued compensation	496,448	737,281
Accrued clinical research costs	446,942	611,741
Accrued professional fees	174,395	97,093
Accrued director fees	—	30,054
Other miscellaneous accrued expenses	26,704	1,127
	$1,332,574	$1,894,835

8Leases

In connection with the Combination, the Company acquired a right-of-use asset which was revalued at the date of the Combination. Pharmagesic has obtained the right to control the use of office premises for a period of time through a lease arrangement. The lease arrangement was negotiated on an individual basis and contains a wide range of different terms and conditions including lease payments and remaining lease terms to August 31, 2028. The lease arrangement does not impose any covenants other than the security interests in the leased asset that is held by the lessor. The Company maintains a security deposit totaling $19,125 and $18,133 as of June 30, 2025 and December 31, 2024, respectively.

There were no additions or extensions to the right-of-use asset during the six months ended June 30, 2025. Total cash outflows for the lease were $32,153 and $63,160 for the three and six months ended June 30, 2025, respectively, and these costs were included in net cash used in operating activities.

The following table presents the components of the lease costs included in general and administrative expenses in the statements of operations for the three and six months ended June 30, 2025:

	Three months ended	Six months ended
	June 30,	June 30,
Component of lease cost	2025	2025
Operating lease cost	$16,689	$32,783
Variable lease cost	8,795	22,448
Total lease expense	$25,484	$55,231

Future minimum annual commitments under the operating leases are as follows:

Year ending June 30,
2025	$66,937
2026	68,024
2027	69,219
2028	6,302
Total lease payments	210,482
Less: amount representing interest	(23,492)
Present value of net minimum lease payments	$186,990
Less: current obligations	(54,496)
Long-term obligations under leases	$132,494

Other information related to this operating lease and the calculation of related right-of-use assets and operating lease liabilities consists of the following:

June 30,
2025
Cash paid for amounts included in the measurement of lease liabilities	$63,160
Weighted-average remaining lease term (in years) - operating leases	3.2
Weighted-average discount rate - operating leases	7.82%

9Promissory Note with Related Party

On October 7, 2024, in connection with the Exchange Agreement, the Company entered into a Loan Agreement (the “Loan Agreement”) with Conjoint Inc., a Delaware corporation (“Lender”) and an affiliate of CKLS. Pursuant to the Loan Agreement, Lender agreed to make a loan to the Company in the aggregate principal amount of $19,500,000, of which (i) $16,500,000 was disbursed on October 7, 2024 and (ii) $3,000,000 was disbursed on February 18, 2025. Pursuant to the terms of the Loan Agreement, the proceeds are to be used for the purpose of (1) funding operations and (2) performing clinical and research & development activities related to Halneuron®. The Loan Agreement bore interest at the Secured Overnight Financing Rate (“SOFR”) plus 2.00%, that increases by 1.00% in the event of default that resets on an annual basis on October 1st. The Loan Agreement was payable in full with principal and accrued interest on October 7, 2027.  The promissory note was recorded net of issuance costs of $1,177,355.  The issuance costs were being amortized to interest expense using an effective interest rate of 7.82%.  For the three and six months ended June 30, 2025, the Company recognized interest expense of $0 and $197,437, respectively, and amortization of issuance costs of $0 and $52,373, respectively, in the accompanying condensed consolidated statement of operations and comprehensive loss.

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

After given affect to the designation of Series A Preferred Stock and Series A-1 Preferred Stock, discussed below, the Company had 1,997,446 and 1,997,730 authorized and no issued and outstanding shares of preferred stock at June 30, 2025 and December 31, 2024, respectively.

Series A Preferred Stock

In October 2024, the Board of Directors designated 2,270 of the 2,000,000 shares of preferred stock to be Series A Preferred Stock. As of June 30, 2025, the Company has 2,270 authorized and 2,269.1494 issued and outstanding shares of Series A Preferred Stock and as of December 31, 2024, the Company had 2,270 authorized and 2,213.8044 issued and outstanding shares of Series A Preferred Stock.

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

The Company determined that the fair value of the CVRs were immaterial on the date of issuance as well as at June 30, 2025 and December 31, 2024, as there were no imminent transactions to indicate value.  The Company will evaluate the fair value of the CVRs at least annually on October 1 and whenever facts and circumstances indicate that their carrying amounts may have changed.

Series A-1 Preferred Stock

In March 2025, the Board of Directors designated 284.2638 shares of the preferred stock to be Series A-1 Preferred Stock. As of June 30, 2025, the Company has 284.2638 authorized, issued and outstanding shares of Series A-1 Preferred Stock. There were no authorized, issued and outstanding shares of Series A-1 Preferred stock at December 31, 2024.

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

Following the stockholder approval of the conversion of Series A-1 Preferred Stock into shares of Common Stock in accordance with the listing rules of the Nasdaq Stock Market, each share of Series A-1 Preferred Stock will automatically convert into 10,000 shares of Common Stock, subject to the Beneficial Ownership Limitation discussed above for the Series A Preferred Stock.

Common Stock

The Company’s certificate of incorporation, adopted on December 16, 2020, and subsequently amended, authorizes the issuance of 43,000,000 shares of Common Stock with a par value of $0.0001 per share.

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

11Related Parties

The Company uses Gendreau Consulting, LLC, a consulting firm (“Gendreau”), for drug development, clinical trial design and planning, implementation and execution of contracted activities with the clinical research organization. Gendreau’s managing member is the Company’s Chief Medical Officer (“CMO”). From time to time, the Company contracts the services of the CMO’s spouse through Gendreau to perform certain activities in connection with the Company’s ongoing clinical development of its product candidates.  In the past, the Company has contracted the CMO’s spouse to serve as the Company’s Medical Monitor.  Currently, the Company has contracted the services of the CMO’s spouse to serve as the Company’s Chief Safety Officer for the HALT-CINP-203 clinical trial. In addition, the Company has contracted the services of the CMO’s daughter to serve as an assistant for various clinical site related activities. During the three and six months ended June 30, 2025 and 2024, the Company paid Gendreau $52,000 and $240,577, respectively and $0 and $1,383, respectively, and had accounts payable of $26,488 and $21,260 to Gendreau as of June 30, 2025 and December 31, 2024, respectively. See Note 9 – “Promissory Note with Related Party” for discussion of related party promissory note with Conjoint Inc.

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

13Share-based compensation

Equity Incentive Plan

On June 18, 2025, the stockholders of the Company approved Amendment No. 2 to the Amended and Restated 2020 Equity Incentive Plan (the “Plan”) to increase the total number of shares of Common Stock reserved for issuance under the Plan by 108,612 shares to 191,112 total shares issuable under the Plan. As of June 30, 2025, 182 shares of Common Stock were available for future grants under the Plan. On June 27, 2025, the Board approved a further amendment to the Plan which removed the annual individual grant limit of 20,000 shares.

The table below sets forth the outstanding options to purchase shares of Common Stock under the Plan:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(Years)
Outstanding at December 31, 2024	81,077	$98.93	7.39
Granted	109,853	4.71	—
Exercised	—	—	—
Outstanding at June 30, 2025	190,930	$44.72	8.68
Exercisable at June 30, 2025	76,744	$104.12	6.86

During the six months ended June 30, 2025, the Company granted certain individuals options to purchase 109,853 shares of the Company’s Common Stock with an average exercise price of $4.711 per share, contractual terms of 10 years and vesting periods ranging from 100% after one year to 33.333% after one year and the remaining 66.667% in 24 equal monthly installments, thereafter. The options had an aggregate grant date fair value of $413,950 that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model included: (1) discount rates ranging from 3.88% to 4.0275% based on the daily par yield curve rates for U.S. Treasury obligations, (2) expected lives ranging from 5.5 years 6.0 years based on the simplified method (vesting plus contractual term divided by two), (3) expected volatility ranging from 96.92% to 99.57% based on the average historical volatility of comparable companies’ stock, (4) no expected dividends and (5) fair market value of the Company’s stock ranging from $4.71 to $4.80 per share.

During the six months ended June 30, 2024, the Company granted certain individuals options to purchase 15,031 shares of the Company’s Common Stock with an average exercise price of $8.925 per share, contractual terms of 10 years and a vesting period of one year. The options had an aggregate grant date fair value of $105,931 that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model included: (1) discount rate of 4.2975% based on the daily par yield curve rates for U.S. Treasury obligations, (2) expected life of 5.5 years based on the simplified method (vesting plus contractual term divided by two), (3) expected volatility of 100.76% based on the average historical volatility of comparable companies’ stock, (4) no expected dividends and (5) fair market value of the Company’s stock of $8.925 per share.

As of June 30, 2025 the aggregate intrinsic value of options outstanding was $6,490.

The Company recognized share-based compensation expense related to stock options during the three and six months ended June 30, 2025 and 2024, of $65,027 and $149,501, respectively, and $148,948 and $287,917, respectively. The unrecognized compensation expense for stock options at June 30, 2025 was $433,190.

Stock Options for Unregistered Securities

In addition to the stock options issued under the Plan, and in conjunction with the IPO, the Company granted non-qualified stock options to purchase 11,700 shares of Common Stock as provided for in the employment agreement of our former President, Richard Burch (the “President Options”). The President Options are exercisable within 10 years of the date of grant at $250.00 per share, were 100% vested at the grant date and have a remaining contractual term of 5.47 years. As of June 30, 2025, there was no unrecognized compensation expense related to these options as they were 100% vested upon issuance. The shares of Common Stock issuable upon exercise of the President Options will be unregistered, and the option agreement does not include any obligation on the part of the Company to register such shares of Common Stock. Consequently, the Company has not recognized a contingent liability associated with registering the securities for the arrangement. As of June 30, 2025, the aggregate intrinsic value of the President Options was $0.

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

There were no warrant exercises for the six months ended June 30, 2025 and 2024 and there is no unrecognized compensation expense for these awards as of June 30, 2025.

The table below sets forth the outstanding warrants to purchase common shares:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(Years)
Outstanding at December 31, 2024	7,755	$279.77	1.15
Granted	—	—	—
Outstanding at June 30, 2025	7,755	$279.77	0.66
Exercisable at June 30, 2025	7,755	$279.77	0.66

As of June 30, 2025, the aggregate intrinsic value of the warrants outstanding was $0.

14Income Taxes

As of result of the Combination discussed above, the Company acquired operations in Canada. The foreign loss before taxes and the deferred tax expense disclosed below relates to the Company’s new operations in Canada.

For the three and six months ended June 30, 2025 and 2024, the domestic and foreign components of net loss before income taxes are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
United States	$(3,048,652)	$(1,049,833)	$(13,375,644)	$(2,341,168)
Foreign	(758,552)	—	(1,165,970)	—
Loss before income taxes	$(3,807,204)	$(1,049,833)	$(14,541,614)	$(2,341,168)

The Company recorded a deferred tax expense of $149 and $190,691 for the three and six months ended June 30, 2025. There was no deferred tax expense (benefit) for the three and six months ended June 30, 2024. The components of the deferred tax expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Domestic	$—	$—	$—	$—
Foreign	149	—	190,691	—
	$149	$—	$190,691	$—

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA requires adjustments to existing deferred tax assets and liabilities based on new tax rates and provisions. The effects of the OBBBA will be recognized in the Company’s third quarter 2025 financial statements.  Since the Company has substantial net operating loss carryforwards and has a full valuation allowance for its domestic deferred tax assets, the Company does not believe there will be a material impact to the Company’s consolidated financial statements.

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

Nav 1.7 Non-Opioid Analgesic Program

Our lead product candidate, Halneuron®, is in Phase 2b clinical development for the treatment of chemotherapy-induced neuropathic pain (“CINP”) (“HALT-CINP-203”).  The active pharmaceutical ingredient is highly purified Tetrodotoxin (“TTX”), a potent sodium channel modulator found in the ovaries of puffer fish and several other marine animals. Halneuron® works as an analgesic by modulating the activity of Nav1.7, a key sodium channel located in the peripheral nervous system involved in pain signal transmission.  By reducing the activity of the Nav1.7 channel, Halneuron® has the potential to reduce pain associated with conditions involving neuropathic pain, chronic pain and acute forms of pain.

In the first quarter of 2025, we commenced dosing of patients in the HALT-CINP-203 clinical trial in the United States. HALT-CINP-203 is a double-blind, placebo controlled clinical trial to access the efficacy and safety of Halneuron® in approximately 200 patients with moderate to severe neuropathic pain caused by previous platinum and/or taxane based chemotherapy. The primary efficacy endpoint is the change from baseline to week 4 in the weekly average of daily 24-hour recall pain intensity scores, comparing Halneuron® to the placebo. The secondary endpoints include patient global impression of change, PROMIS fatigue, PROMIS sleep, PROMIS-29, pain interference, hospital anxiety and depression scale and neuropathic pain symptom inventory. We expect to conduct an interim analysis of data from approximately 40-50% of the patients enrolled in HALT-CINP-203 in the fourth quarter of 2025.  The planned interim analysis is designed to explore one of four possible outcomes, (i) early stopping due to achievement of statistically significant pain reduction with the smaller sample size, (ii) a futility determination, (iii) a recommendation to continue the study to the planned sample size of 200 total patients, or (iv) a recommendation to increase the HALT-CINP patients sample size based on the Halneuron® observed treatment effect size versus placebo at the interim analysis.  Top-line data from the trial are expected in the second-half of 2026.

Antiviral Program

Concurrent with the Combination in October 2024, Halneuron® became our lead program and the primary focus of our day-to-day operations.  However, we continue to explore the best options to advance development of IMC-1 and IMC-2 which are novel, proprietary, fixed dose combinations of nucleoside analog, anti-herpes antivirals and the anti-inflammatory agent celecoxib. IMC-1 is a novel combination of famciclovir and celecoxib intended to synergistically suppress herpesvirus activation and replication, with the end goal of reducing a patient’s viral mediated disease burden. IMC-2 is a combination of valacyclovir and celecoxib that like IMC-1, is intended to synergistically suppress herpesvirus activation and replication with a more specific activity against the Epstein-Barr virus (herpesvirus HHV-4). We have reached agreement with FDA on the primary endpoint of fatigue reduction as an approvable endpoint for new Long-COVID development candidates, such as IMC-2.  Based on prior research and support from key opinion leaders in the infectious disease community, we continue to believe IMC-2 holds great value for reducing the fatigue associated with Long-COVID illness.  However, recent 40% National Institute of Health budget cuts, including research funding related to COVID and Long-COVID illness, create less certainty as regards to funding and potential partnership of the IMC-2 program.  Unmet medical need related to fibromyalgia remains high, and finding an IMC-1 Phase 3 program partner remains one of our top business development priorities.

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

Results of Operations

Below is a summary of the results of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Operating expenses:	(Unaudited)		(Unaudited)
Research and development	$2,569,943	$336,084	$5,006,941	$679,801
General and administrative	1,353,172	733,740	3,346,100	1,704,124
Total operating expenses	$3,923,115	$1,069,824	$8,353,041	$2,383,925

Three and Six Months Ended June 30, 2025 and 2024

Research and Development Expenses

Research and development expenses increased by $2.2 million and $4.3 million for the three and six months ended June 30, 2025, respectively, compared to prior periods. The increase of $2.2 million for the three months ended June 30, 2025 was primarily due to the impact of the Combination including increases in expenses related to the ongoing HALT-CINP-203 clinical trial of $1.6 million, drug development and manufacturing costs of $0.5 million, and salaries and related personnel costs of $0.2 million offset by a decrease in regulatory costs of $0.1 million. The increase in expenses of $4.3 million for the six months ended June 30, 2025 compared to the prior year period was also primarily due to the impact of the Combination including increases in expenses for clinical trials of $3.4 million related to the HALT-CINP-203 study, drug development and manufacturing costs of $0.6 million and salaries and related personnel costs of $0.4 million offset by a decrease in regulatory costs of $0.1 million.

General and Administrative Expenses

General and administrative expenses increased by $0.6 million and $1.6 million for the three and six months ended June 30, 2025, respectively, compared to prior periods. The increase of $0.6 million for the three months ended June 30, 2025 was primarily due to increases in expenses for legal and professional fees of $0.2 million, salaries and related personnel costs of $0.2 million, expenses associated with being a public company of $0.1 million and other general and administrative costs of $0.1 million. The increase in expenses of $1.6 million for the six months ended June 30, 2025 compared to the prior year period was primarily due to increases in expenses for legal and professional fees of $0.8 million related to the Combination, franchise tax fees of $0.2 million, salaries and related personnel costs of $0.5 million and other general and administrative costs of $0.1 million.

Liquidity and Capital Resources

Since our inception, we have financed our operations through public offerings of common stock and proceeds from private placements of membership interests and convertible promissory notes. To date, we have not generated any revenue from the sale of products and we do not anticipate generating any revenue from the sales of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of June 30, 2025, our principal source of liquidity was our cash, which totaled $13.4 million.

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

Equity Financings

On March 14, 2025, we closed a registered direct offering of 578,950 shares of our Common Stock, raising gross proceeds of approximately $4.78 million and net proceeds of approximately $4.25 million, after deducting placement agent fees and offering expenses.

On May 22, 2024, we closed a public offering of 340,000 shares of our Common Stock, raising gross proceeds of $1.7 million and net proceeds of approximately $1.4 million, after deducting placement agent fees and offering expenses.

Debt Financings

On February 18, 2025, we received $3,000,000 in loan proceeds pursuant the Loan Agreement dated October 7, 2024 with the Lender. There were no debt financings during the three and six months ended June 31, 2024. There was no debt outstanding at June 30, 2025 due to the Debt Exchange and Cancellation Transaction discussed above. At December 31, 2024, the debt with related party, net of issuance costs was $15,381,077.

Future Capital Requirements

We anticipate our cash on hand at June 30, 2025 of approximately $13.4 million will fund operations through the first quarter of 2026. The Company will need to secure additional financing to fund its ongoing clinical trials and operations beyond the first quarter of 2026 to continue to execute its strategy. We will need to finance our cash needs through public or private equity offerings, debt financings, collaboration and licensing arrangements or other financing alternatives. To the extent that we raise additional funds by issuing equity or equity-linked securities, our shareholders will experience dilution. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs. As a result, substantial doubt exists regarding our ability to continue as a going concern 12 months from the issuance of this Quarterly Report on Form 10-Q. Failure to secure the necessary financing in a timely manner and on favorable terms could have a material adverse effect on the Company’s strategy and value and could require the delay of product development and clinical trial plans.

Summary of Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2025 and 2024, respectively:

	Six Months Ended
	June 30,
	2025	2024

	(Unaudited)
Statement of Cash Flows Data:
Net cash (used in) provided by:
Operating activities	$(8,708,672)	$(1,749,160)
Financing activities	7,252,245	1,452,397
Decrease in cash	$(1,456,427)	$(296,763)

Cash Flows for the Six Months Ended June 30, 2025 and 2024

Operating Activities

For the six months ended June 30, 2025, net cash used in operations was $8.7 million and consisted of a net loss of $14.7 million and a net change in operating assets and liabilities of $0.5 million attributable to a decrease in accounts payable and accrued liabilities of $0.9 million offset by a decrease in prepaid expenses and other current assets of $0.4 million further offset by non-cash items of $6.5 million attributable to loss on conversion of debt with related party of $6.1 million, deferred tax expense of $0.2 million and share-based compensation, depreciation and amortization of $0.2 million.

For the six months ended June 30, 2024, net cash used in operations was $1.7 million and consisted of a net loss of $2.3 million offset by a net change in operating assets and liabilities of $0.3 million attributable to an increase in accounts payable and accrued liabilities of $0.1 million and a decrease in prepaid expenses and other current assets of $0.2 million and non-cash items of $0.3 million attributable to share-based compensation.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2025 was $7.3 million and was attributable to cash proceeds from the Loan Agreement of $3.0 million and gross proceeds from our registered direct offering in March 2025 of $4.8 million, net of placement agent fees and offering costs paid by us during the six months ended June 2025 of $0.5 million.

Net cash provided by financing activities during the six months ended June 30, 2024 was $1.4 million and was attributable to cash proceeds from our public offering in May 2024, net of placement agent fees and offering costs paid by us during the six months ended June 2024 of $0.3 million.

Off-Balance Sheet Arrangements

As of June 30, 2025, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Discussion of Critical Accounting Policies and Significant Judgements and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the six months ended June 30, 2025, there were no significant changes to our critical accounting policies from those described in our annual financial statements for the year ended December 31, 2024, which we included in our 2024 Annual Report on Form 10-K.

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

Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply until December 31, 2025, which is the last day of the fiscal year following the fifth anniversary of the completion of our IPO, or until we no longer meet the requirements for being an “emerging growth company,” whichever occurs first.

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

Item 1A. Risk Factors

There are no material changes from risk factors as previously disclosed in our 2024 Annual Report on Form 10-K. You should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our 2024 Annual Report on Form 10-K which could materially affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the six months ended June 30, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description

3.1

Certificate of Designation of Series A-1 Non-Voting Convertible Preferred Stock of Dogwood Therapeutics, Inc. dated March 12, 2025 (incorporated by reference herein from Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 12, 2025).

3.2

Certificate of Validation dated May 8, 2025, together with Certificate of Designation of Series A Preferred Stock, effective October 7, 2024, all as filed in the Office of the Delaware Secretary of State on May 8, 2025 (incorporated by reference herein from Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2025).

4.1

Specimen Certificate evidencing shares of the Registrant’s common stock (incorporated by reference herein from Exhibit 4.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on October 16, 2020).

10.1†	Dogwood Therapeutics, Inc. Amended and Restated 2020 Equity Incentive Plan, as amended.

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1

Resolutions adopted by the Board of Directors of the Company setting forth the information with respect to the Ratification required under Section 204 of the Delaware

General Corporation Law (incorporated by reference herein from Exhibit 99.1 to the

Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2025).

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

Date: August 13, 2025

DOGWOOD THERAPEUTICS, INC.

By:	/s/ Greg Duncan
Name:	Greg Duncan
Title:	Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Angela Walsh
Name:	Angela Walsh
Title:	Chief Financial Officer, Corporate Secretary and Treasurer
(Principal Financial and Accounting Officer)