Form 10-Q
period 2025-09-30
Dogwood Therapeutics, Inc.
filed 2025-11-07
CIK 1818844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ◻    No  ⌧

As of November 5, 2025, there were 2,293,162 shares of the registrant’s common stock outstanding.

		Page

Part I	Financial Information

Item 1.	Condensed Consolidated Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months and nine months ended September 30, 2025 and 2024 (Unaudited)	4

	Condensed Consolidated Statements of Changes in Series A Non-Voting Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2025 and 2024 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024 (Unaudited)	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	36

Item 4.	Controls and Procedures	37

Part II	Other Information

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults Upon Senior Securities	37

Item 4.	Mine Safety Disclosures	37

Item 5.	Other Information	38

Item 6.	Exhibits	38

Exhibit Index

Signatures

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

DOGWOOD THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets:
Cash	$10,126,710	$14,847,949
Prepaid expenses and other current assets	1,528,667	1,696,513
Total current assets	11,655,377	16,544,462
Property and equipment, net	15,293	16,811
Right-of-use assets	174,008	205,837
Prepaid expenses, long-term	18,743	18,133
Goodwill	12,209,591	11,812,476
Intangible assets	67,919,601	65,710,527
Total assets	$91,992,613	$94,308,246
Liabilities, Series A Non-Voting Convertible Preferred Stock, and Stockholders' equity (deficit)
Current liabilities:
Accounts payable	$584,602	$1,231,805
Accrued expenses	1,957,641	1,894,835
Lease liability, current portion	54,566	49,696
Total current liabilities	2,596,809	3,176,336
Debt with related party, net of issuance costs	—	15,381,077
Lease liability, long-term portion	120,212	154,885
Deferred tax liability	11,890,483	11,314,925
Total liabilities	14,607,504	30,027,223
Commitments and contingencies (Note 12)
Series A Non-Voting Convertible Preferred Stock, $0.0001 par value; 2,104 shares authorized and 2,103.1494 shares issued and outstanding at September 30, 2025 and 2,270 shares authorized and 2,213.8044 shares issued and outstanding at December 31, 2024	70,126,957	74,405,362
Stockholders' equity (deficit):
Common stock, $0.0001 par value; 43,000,000 shares authorized; 2,300,880 and 2,293,162 shares issued and outstanding at September 30, 2025, respectively; and 1,339,896 and 1,332,178 shares issued and outstanding at December 31, 2024, respectively	229	133
Series A Non-Voting Convertible Preferred Stock, $0.0001 par value; 166.0000 shares authorized, issued and outstanding at September 30, 2025 and no shares authorized, issued and outstanding at December 31, 2024	5,535,067	—
Series A-1 Non-Voting Convertible Preferred Stock, $0.0001 par value; 285 shares authorized and 284.2638 issued and outstanding at September 30, 2025 and no shares authorized, issued and outstanding at December 31, 2024	24,994,461	—
Series A-2 Non-Voting Convertible Preferred Stock, $0.0001 par value; 190.0572 shares authorized, issued and outstanding at September 30, 2025 and no shares authorized, issued and outstanding at December 31, 2024	9,800,839	—
Preferred stock, $0.0001 par value; 1,997,254 and 1,997,730 shares authorized; no shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	73,158,686	67,856,589
Accumulated deficit	(104,295,867)	(73,818,946)
Accumulated other comprehensive loss	(1,636,135)	(3,862,987)
	7,557,280	(9,825,211)
Less: Treasury stock, 7,718 shares of common stock at cost	(299,128)	(299,128)
Total stockholders' equity (deficit)	7,258,152	(10,124,339)
Total liabilities, Series A Non-Voting Convertible Preferred Stock and Stockholders' equity (deficit)	$91,992,613	$94,308,246

See accompanying notes to the condensed consolidated financial statements.

DOGWOOD THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenue	$—	$—	$—	$—

Operating expenses:
Research and development	14,521,342	535,162	19,528,283	1,214,964
General and administrative expenses	1,287,783	1,766,010	4,633,883	3,470,133
Total operating expenses	15,809,125	2,301,172	24,162,166	4,685,097

Loss from operations	(15,809,125)	(2,301,172)	(24,162,166)	(4,685,097)

Other income (expense):
Loss on debt conversion with related party	—	—	(6,134,120)	—
Interest income, net	80,582	20,488	44,871	63,245
Exchange loss, net	(17,509)	—	(36,251)	—
Total other income (expense)	63,073	20,488	(6,125,500)	63,245

Loss before income taxes	(15,746,052)	(2,280,684)	(30,287,666)	(4,621,852)
Deferred income tax benefit (expense)	1,436	—	(189,255)	—

Net loss	(15,744,616)	(2,280,684)	(30,476,921)	(4,621,852)
Accrual of paid-in-kind dividends on Series A Non-Voting Convertible Preferred Stock	—	—	(1,256,662)	—
Net loss attributable to common stockholders	$(15,744,616)	$(2,280,684)	$(31,733,583)	$(4,621,852)
Net loss per common share, basic and diluted	$(8.20)	$(2.05)	$(18.02)	$(4.95)
Weighted average number of shares outstanding – basic and diluted	1,919,433	1,110,317	1,761,237	932,872

Comprehensive loss
Net loss	$(15,744,616)	$(2,280,684)	$(30,476,921)	$(4,621,852)
Foreign currency translation adjustment	(1,368,846)	—	2,226,852	—
Comprehensive loss	$(17,113,462)	$(2,280,684)	$(28,250,069)	$(4,621,852)

See accompanying notes to the condensed consolidated financial statements.

DOGWOOD THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SERIES A NON-VOTING CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Series A Non-Voting		Series A Non-Voting		Series A-1 Non-Voting		Series A-2 Non-Voting						Accumulated Other		Total
	Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional	Accumulated	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Paid-In Capital	Deficit	Loss	Stock	(Deficit) Equity
Balance, December 31, 2024	2,213.8044	$74,405,362	—	$—	—	$—	—	$—	1,332,178	$133	$67,856,589	$(73,818,946)	$(3,862,987)	$(299,128)	$(10,124,339)
Conversion of loan payable plus interest into Series A-1 Non-Voting Convertible Preferred Stock			—	—	284.2638	24,994,461	—	—	—	—	—	—	—	—	24,994,461
Proceeds from registered direct offering of common stock, net of offering costs	—	—	—	—	—	—	—	—	578,950	58	4,252,735	—	—	—	4,252,793
Accrual of paid-in-kind dividends on Series A Non-Voting Convertible Preferred Stock	—	1,256,662	—	—	—	—	—	—	—	—	(1,256,662)	—	—	—	(1,256,662)
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	84,474	—	—	—	84,474
Net loss	—	—	—	—	—	—	—	—	—	—	—	(10,924,952)	—	—	(10,924,952)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	61,156	—	61,156
Balance, March 31, 2025	2,213.8044	$75,662,024	—	$—	284.2638	$24,994,461	—	$—	1,911,128	$191	$70,937,136	$(84,743,898)	$(3,801,831)	$(299,128)	$7,086,931
Issuance of paid-in-kind dividends on Series A Non-Voting Convertible Preferred Stock	55.3450	—	—	—	—	—	—	—	—	—	—	—	—	—	-
Additional fees associated with issuance of common stock	—	—	—	—	—	—	—	—	—	—	(548)	—	—	—	(548)
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	65,027	—	—	—	65,027
Net loss	—	—	—	—	—	—	—	—	—	—	—	(3,807,353)	—	—	(3,807,353)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	3,534,542	—	3,534,542
Balance, June 30, 2025	2,269.1494	$75,662,024	—	$-	284.2638	$24,994,461	—	$-	1,911,128	$191	$71,001,615	$(88,551,251)	$(267,289)	$(299,128)	$6,878,599
Issuance of stock in connection with the License Agreement with Serpin	—	—	—	—	—	—	179.1878	9,240,328	382,034	38	2,108,790	—	—	—	11,349,156
License Agreement transaction costs paid through the issuance of stock	—	—	—	—	—	—	10.8694	560,511	—	—	—	—	—	—	560,511
Tungsten waiver of Series A Non-voting Convertible Preferred Stock	(16.0000)	(533,500)	16.0000	533,500	—	—	—	—	—	—	—	—	—	—	533,500
Sealbond waiver of Series A Non-voting Convertible Preferred Stock	(150.0000)	(5,001,567)	150.0000	5,001,567	—	—	—	—	—	—	—	—	—	—	5,001,567
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	48,281	—	—	—	48,281
Net loss	—	—	—	—	—	—	—	—	—	—	—	(15,744,616)	—	—	(15,744,616)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(1,368,846)	—	(1,368,846)
Balance, September 30, 2025	2,103.1494	$70,126,957	166.0000	$5,535,067	284.2638	$24,994,461	190.0572	$9,800,839	2,293,162	$229	$73,158,686	$(104,295,867)	$(1,636,135)	$(299,128)	$7,258,152

	Series A Non-Voting		Series A Non-Voting		Series A-1 Non-Voting		Series A-2 Non-Voting						Accumulated Other		Total
	Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional	Accumulated	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Par	Paid-In Capital	Deficit	Loss	Stock	Equity
Balance, December 31, 2023	—	$—	—	$—	—	$—	—	$—	770,317	$77	$65,575,167	$(61,469,222)	$—	$(299,128)	$3,806,894
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	138,969	—	—	—	138,969
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,291,335)	—	—	(1,291,335)
Balance, March 31, 2024	—	$—	—	$—	—	$—	—	$—	770,317	$77	$65,714,136	$(62,760,557)	$—	$(299,128)	$2,654,528
Proceeds from issuance of shares, net of fees	—	—	—	—	—	—	—	—	340,000	34	1,382,136	—	—	—	1,382,170
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	148,948	—	—	—	148,948
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,049,833)	—	—	(1,049,833)
Balance, June 30, 2024	—	$—	—	$—	—	$—	—	$—	1,110,317	$111	$67,245,220	$(63,810,390)	$—	$(299,128)	$3,135,813
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	94,302	—	—	—	94,302
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,280,684)	—	—	(2,280,684)
Balance, September 30, 2024	—	$—	—	$—	—	$—	—	$—	1,110,317	$111	$67,339,522	$(66,091,074)	$—	$(299,128)	$949,431

See accompanying notes to the condensed consolidated financial statements.

DOGWOOD THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(30,476,921)	$(4,621,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on foreign exchange	16,953	—
Amortization of loan costs	52,373	—
Depreciation	2,063	—
Reduction in carrying amount of right-of-use asset	49,553	—
Loss on debt conversion with related party	6,134,120	—
Acquisition of license for research and development	12,030,667	—
Deferred tax expense	189,255	—
Share-based compensation expense	197,782	382,219
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	168,873	605,066
(Decrease) increase in accounts payable	(651,572)	343,049
Increase in accrued expenses and other liabilities	305,390	632,221
Net cash used in operating activities	(11,981,464)	(2,659,297)
Cash flows from financing activities
Proceeds from registered direct offering of common stock, net of offering costs	4,252,245	1,382,170
Proceeds from loan with related party	3,000,000	—
Net cash provided by financing activities	7,252,245	1,382,170
Net decrease in cash	(4,729,219)	(1,277,127)
Cash, beginning of period	14,847,949	3,316,946
Effect of foreign currency translation on cash	7,980	—
Cash, end of period	$10,126,710	$2,039,819

Supplemental disclosure of non-cash financing and investing activities:
Legal costs related to the License Agreement included in accrued expenses	$121,000	$—
Conversion of debt with related party into Series A-1 Non-Voting Convertible Preferred Stock	$19,500,000	$—
Conversion of accrued interest on debt with related party into Series A-1 Non-Voting Convertible Preferred Stock	$426,891	$—
Conversion of Series A Non-Voting Convertible Preferred Stock from temporary equity to permanent equity	$5,535,067	$—
Accrual of paid-in-kind dividends on Series A Non-Voting Convertible Preferred Stock	$1,256,662	$—
Preferred stock issued in connection with License Agreement	$9,800,839	$—
Common stock issued in connection with License Agreement	$2,108,828	$—

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

The Company operates in one segment and is a pre-revenue, development-stage biopharmaceutical company focused on developing new medicines to treat pain and peripheral neuropathy associated with cancer. The Company’s drug candidates include Halneuron® and SP16. Halneuron® is a voltage gated sodium channel inhibitor (Nav 1.7 modulation) presently in Phase 2b development to treat the chronic pain resulting from cancer chemotherapy (“CINP”), with potential to expand into non-neuropathic cancer pain and acute post-surgical pain. Halneuron® has demonstrated effectiveness in reducing both cancer related pain, as well as CINP in prior phase 2 clinical. The Halneuron® Phase 2b CINP study (“HALT-CINP-203”) commenced in the first quarter of 2025 and an interim analysis is planned in the fourth quarter of 2025. SP16 is a proprietary peptide drug that exhibits immunomodulatory and anti-inflammatory properties and is expected to enter Phase 1 development to treat peripheral neuropathy resulting from cancer chemotherapy (CIPN).  The neurotrophic effects of SP16 as demonstrated in preclinical research shows potential neuroprotective effects by activating neurite survival and growth in the presence of paclitaxel, highlighting potential to preserve a patient’s full chemotherapy regimen.

Additionally, our pipeline includes IMC-1, a novel, proprietary, fixed dose combination of a nucleoside analog and the anti-inflammatory agent celecoxib for the treatment of fibromyalgia.

Going Concern

Since its founding, the Company has been engaged in research and development activities, as well as organizational activities, including raising capital. The Company has not generated any revenues to date. As such, the Company is subject to all of the risks associated with any development-stage biotechnology company that has substantial expenditures for research and development. Since inception, the Company has incurred losses and negative cash flows from operating activities. The Company has funded its losses primarily through issuance of members’ interests, convertible debt instruments and issuance of equity securities. For the three and nine months ended September 30, 2025 and 2024, the Company incurred net losses of $15,744,616 and $30,476,921, respectively, and $2,280,684 and $4,621,852, respectively, and had net cash outflows used in operating activities for the nine months ended September 30, 2025 and 2024 of $11,981,464 and $2,659,297, respectively. As of September 30, 2025, the Company had an accumulated deficit of $104,295,867 and is expected to incur losses in the future as it continues its development activities.

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

2Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed interim consolidated financial statements are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and accompanying notes as found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025 (the “2024 Annual Report on Form 10-K”). In the opinion of management, the unaudited condensed interim consolidated financial statements reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The interim consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. The December 31, 2024 balance sheet included herein was derived from the audited consolidated financial statements, but does not include all disclosures, including notes, required by U.S. GAAP for complete financial statements. Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Pharmagesic, including Pharmagesic’s wholly owned subsidiary, Wex, and Wex’s wholly owned subsidiaries, IWT Bio, Inc. (“IWT”), Wex Medical Corporation (“WMC”), and Wex Medical Limited (“WML”). All intercompany accounts and transactions have been eliminated in consolidation. The Company has determined the functional currency of Pharmagesic, Wex, IWT, WMC and WML to be the Canadian dollar. The Company translates assets and liabilities of Pharmagesic, Wex, IWT, WMC and WML at exchange rates in effect at the balance sheet date with the resulting translation adjustments directly recorded as a separate component of accumulated other comprehensive income. Income and expense accounts are translated at average exchange rates for the period. Transactions which are not in the functional currency are remeasured into the functional currency and gains and losses resulting from the remeasurement are recorded in foreign currency exchange and other gain (loss), net.

Use of Estimates

The preparation of these interim condensed consolidated financial statements and accompanying notes in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The Company's significant estimates and assumptions include estimated work performed but not yet billed by contract manufacturers, engineers and research organizations, the valuation of equity and stock-based related instruments, the valuation allowance related to deferred taxes, the estimated fair value of the net assets acquired in connection with the business combination of Pharmagesic, including impairment of In-Process Research and Development and discount for lack of marketability, the estimated fair value of the contingent value rights (“CVRs”) given to common stockholders at the time of the business combination and recurring reporting period assessments, impairment considerations of intangible assets, the fair value of the preferred stock modification, and the fair value of the consideration provided in connection with the license agreement with Serpin Pharma. Some of these judgments can be subjective and complex, and, consequently, actual results could differ from those estimates. Although the Company believes that its estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made. Actual results could differ from those estimates.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources in assessing performance. The Company has one reportable segment. The segment consists of the development of clinical and preclinical product candidates focused on advancing novel therapeutics for pain and peripheral neuropathy associated with cancer. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer.

The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the segment based on net loss, which is reported on the income statement as consolidated net loss. The measure of segment assets is reported on the balance sheet as total consolidated assets.

To date, the Company has not generated any product revenue. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as it advances product candidates through all stages of development and clinical trials and, ultimately, seeks regulatory approval. As such, the CODM uses cash forecast models in deciding how to invest into the segment. Such cash forecast models are reviewed to assess the entity-wide operating results and performance. Net loss is used to monitor budget versus actual results. Monitoring budget versus actual results is used in assessing performance of the segment and in establishing management’s compensation, along with cash forecast models.

The table below summarizes the significant expense categories regularly reviewed by the CODM for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Operating expenses:
Acquired in-process research and development	$12,030,667	$—	$12,030,667	$—
Clinical	1,849,009	2,048	5,296,325	6,370
Chemical, manufacturing and controls	303,144	49,229	997,181	117,284
Research and preclinical	20,344	289,940	52,572	476,220
Regulatory	10,092	1,310	37,378	1,294
Other research and development costs	308,086	192,635	1,114,160	613,796
Total research and development	14,521,342	535,162	19,528,283	1,214,964
General and administrative expenses	1,287,783	1,766,010	4,633,883	3,470,133
Total operating expenses	15,809,125	2,301,172	24,162,166	4,685,097
Loss from operations	(15,809,125)	(2,301,172)	(24,162,166)	(4,685,097)
Loss on debt conversion with related party	—	—	(6,134,120)	—
Interest income, net	80,582	20,488	44,871	63,245
Exchange loss, net	(17,509)	—	(36,251)	—
Net loss before income taxes	$(15,746,052)	$(2,280,684)	$(30,287,666)	$(4,621,852)

Concentrations of Credit Risk

Cash is potentially subject to concentrations of credit risk. The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash is held.

Fair Value Measurements

The fair value of the Company’s interim condensed consolidated financial instruments is determined and disclosed in accordance with the three-tier fair value hierarchy specified in ASC Topic 820, Fair Value Measurements. The Company is required to disclose the estimated fair value of its consolidated financial instruments. As of September 30, 2025 and December 31, 2024, the Company’s consolidated financial instruments included cash, miscellaneous receivables, accounts payable, and accrued expenses which all approximate their fair values. The Company determined that the fair value of the CVRs were immaterial on the date of issuance as well as at September 30, 2025 and December 31, 2024, as there were no imminent transactions to indicate value. The fair values of the Company’s debt at December 31, 2024 were estimated using market rates the Company believes would be available for similar types of financial instruments and represent level 2 measurements. See Notes 3, 9, and 10 below.

Business Combinations

The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. If the screen is not met, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs, which would meet the requirements of a business. If determined to be a business combination, the Company accounts for the transaction under the acquisition method of accounting as indicated in ASU 2017-01, Business Combinations (ASC 805), which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed, and any non-controlling interest in the acquiree and establishes the acquisition date as the fair value measurement point. Accordingly, the Company recognizes assets acquired and liabilities assumed in business combinations based on the fair value estimates as of the date of acquisition. In accordance with ASC 805, Business Combinations, the Company recognizes and measures goodwill as of the acquisition date, as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired. If determined to be an asset acquisition, the Company accounts for the transaction in accordance with ASC 805, Business Combinations, and ASC Subtopic 730-10, Research and Development. If the assets acquired are in-process research and development assets that are to be used in a particular research and development project and have no alternative future use, under ASC Subtopic, 730-10, Research and Development, these costs along with direct transaction costs are expensed immediately.

Cash

Cash is maintained in bank deposit accounts in amounts which exceed the federally insured limits of $250,000. The Company does not have any cash equivalents.

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

The Company evaluates indefinite-lived intangible assets for impairment at least annually on October 1 and whenever facts and circumstances indicate that their carrying amounts may not be recoverable. For the nine months ended September 30, 2025, the Company determined that there was no impairment to IPR&D.

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

The Company evaluates goodwill for impairment at least annually on October 1 and whenever facts and circumstances indicate that its carrying amounts may not be recoverable. For the nine months ended September 30, 2025, the Company determined that there was no impairment to goodwill.

Operating Lease Right-of-use Asset and Lease Liability

The Company accounts for leases under ASC 842, Leases. Operating leases are included in “Right-of-use assets” within the Company’s consolidated balance sheets and represent the Company’s right to use an underlying asset for the lease term. The Company’s related obligation to make lease payments is included in “Lease liability” and “Lease liability, net of current portion” within the Company’s consolidated balance sheets. Operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The ROU assets are tested for impairment according to ASC 360, Property, Plant, and Equipment (“ASC 360”). Leases with an initial term of 12 months or less are not recorded on the balance sheet and are recognized as lease expense on a straight-line basis over the lease term.

As of September 30, 2025 and December 31, 2024, the Company’s operating lease ROU assets and corresponding short-term and long-term lease liabilities primarily relate to the operating lease for an office in Vancouver, British Columbia, that was acquired as part of the Combination with Pharmagesic. The office lease expires on August 31, 2028.

Impairment of Long-Lived Assets

In accordance with ASC 360-10-35, Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable (i.e., impaired). Once an impairment is determined, the actual impairment recognized is the difference between the carrying amount and the fair value (less costs to sell for assets to be disposed of) as estimated using one of the following approaches: income, cost, and/or market. Fair value using the income approach is determined primarily using a discounted cash flow model that uses the estimated cash flows associated with the asset or asset group under review, discounted at a rate commensurate with the risk involved. Fair value utilizing the cost approach is determined based on the replacement cost of the asset reduced for, among other things, depreciation and obsolescence. Fair value utilizing the market approach benchmarks the fair value against the carrying amount.

Redeemable and Convertible Preferred Stock

The Company applies ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), when determining the classification and measurement of its preferred stock. Preferred shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable preferred shares (including preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, preferred shares are classified as stockholders’ (deficit) equity. See Note 10 to these condensed consolidated financial statements.

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

Basic and Diluted Net Loss per Share

Basic net loss per common share (“EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted EPS reflects potential dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if all potential common shares had been issued and were dilutive. However, potentially dilutive securities are excluded from the computation of diluted EPS to the extent that their effect is anti-dilutive. For the three and nine months ended September 30, 2025 and 2024, the Company had options to purchase 188,130 and 92,777 shares of Common Stock, respectively, warrants to purchase 7,755 and 7,755 shares of Common Stock, respectively, and preferred shares which may convert into 27,434,704 and none, of Common Stock, respectively, outstanding that were anti-dilutive.

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

The following summarizes the Company’s intangible assets and goodwill acquired in connection with the Combination and their carrying value as of September 30, 2025.

				Carrying Value
				as of
	Combination Date			September 30,
	Fair Value	Impairment	Translation Adj	2025
Halneuron® for Cancer Related Pain	$59,900,000	$—	$(1,362,099)	$58,537,901
Halneuron® for Chemotherapy Induced Neuropathic Pain	9,600,000	—	(218,300)	9,381,700
Total in-process research and development (IPR&D)	$69,500,000	$—	$(1,580,399)	$67,919,601

Goodwill	$12,493,727	$—	$(284,136)	$12,209,591

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

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company for the three and nine months ended September 30, 2024 as if the Combination had taken place on January 1, 2024. The unaudited pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date.

	Three months ended	Nine months ended
	September 30,	September 30,
(In thousands)	2024	2024
Net revenues	$—	$—
Net loss before taxes	$(5,022,733)	$(10,185,991)

4	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2025	2024
Prepaid insurance	$172,649	$667,257
Prepaid clinical research costs	1,119,715	835,603
Prepaid franchise taxes	161,400	—
Prepaid travel	2,991	96,749
Prepaid professional fees	28,320	55,525
Prepaid services	24,770	13,373
Other miscellaneous current assets	18,822	28,006
	1,528,667	1,696,513
Long-term
Security deposit on leased premises	18,743	18,133
	$1,547,410	$1,714,646

5 Property and Equipment

Property and equipment consist of the following:

	September 30,	December 31,
	2025	2024
Computer equipment	$6,152	$5,952
Office furniture and equipment	12,853	12,435
Total property and equipment, at cost	19,005	18,387
Less: Accumulated depreciation and amortization	(3,712)	(1,576)
Property and equipment, net	$15,293	$16,811

6License Agreements

Serpin License Agreement

On September 29, 2025, the Company entered into an Exclusive Licensing Agreement (the “Licensing Agreement”) with Serpin Pharma Inc. (“Serpin Pharma”) and Rejuvenation Labs, Inc. (“Rejuvenation” and, together with Serpin Pharma, “Serpin”), pursuant to which Serpin granted the Company a royalty-free, sublicensable global license to develop Serpin Pharma’s intravenous formulation of SP16. SP16 is a first-in-class low density lipoprotein receptor-related protein-1 (LRP1) agonist which has demonstrated both anti-inflammatory, immunomodulatory and neural repair activity that has the potential to treat chemotherapy-induced peripheral neuropathy. In consideration of the Licensing Agreement, the Company issued shares of common stock and Series A-2 Non-Voting Convertible Preferred Stock to Serpin Pharma and Rejuvenation. The Licensing Agreement was treated as an asset acquisition and expensed in research and development expense during the current period as acquired IPR&D. Consideration paid is comprised of the estimated fair value of various securities issued including the Series A-2 Preferred Stock and Common Stock issued to Serpin Pharma and Rejuvenation. See Note 10 – “Stockholders’ Equity.”

The fair value of the consideration totaled approximately $12.0 million, summarized as follows:

Fair value of common stock issued	$2,108,828
Fair value of preferred stock issued	9,800,839
Direct transaction costs	121,000
Total Consideration Paid	$12,030,667

University of Alabama License Agreement

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

7Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2025	2024
Accrued interest on preferred members’ interests and related party loan	$188,085	$417,539
Accrued compensation	597,278	737,281
Accrued clinical research costs	711,371	611,741
Accrued professional fees	425,243	97,093
Accrued director fees	16,105	30,054
Other miscellaneous accrued expenses	19,559	1,127
	$1,957,641	$1,894,835

8Leases

In connection with the Combination, the Company acquired a right-of-use asset which was revalued at the date of the Combination. Pharmagesic has obtained the right to control the use of office premises for a period of time through a lease arrangement. The lease arrangement was negotiated on an individual basis and contains a wide range of different terms and conditions including lease payments and remaining lease terms to August 31, 2028. The lease arrangement does not impose any covenants other than the security interests in the leased asset that is held by the lessor. The Company maintains a security deposit totaling $18,743 and $18,133 as of September 30, 2025 and December 31, 2024, respectively.

There were no additions or extensions to the right-of-use asset during the nine months ended September 30, 2025. Total cash outflows for the lease were $26,283 and $89,443 for the three and nine months ended September 30, 2025, respectively, and these costs were included in net cash used in operating activities.

The following table presents the components of the lease costs included in general and administrative expenses in the statements of operations for the three and nine months ended September 30, 2025:

	Three months ended	Nine months ended
	September 30,	September 30,
Component of lease cost	2025	2025
Operating lease cost	$16,771	$49,554
Variable lease cost	14,228	36,676
Total lease expense	$30,999	$86,230

Future minimum annual commitments under the operating leases are as follows:

Year ending December 31,
2025 (remaining)	$17,891
2026	66,026
2027	67,198
2028	43,236
Total lease payments	194,351
Less: amount representing interest	(19,573)
Present value of net minimum lease payments	$174,778
Less: current obligations	(54,566)
Long-term obligations under leases	$120,212

Other information related to this operating lease and the calculation of related right-of-use assets and operating lease liabilities consists of the following:

September 30,
2025
Cash paid for amounts included in the measurement of lease liabilities	$89,443
Weighted-average remaining lease term (in years) - operating leases	2.9
Weighted-average discount rate - operating leases	7.82%

9Promissory Note with Related Party

On October 7, 2024, in connection with the Exchange Agreement, the Company entered into a Loan Agreement (the “Loan Agreement”) with Conjoint Inc., a Delaware corporation (“Lender”) and an affiliate of CKLS. Pursuant to the Loan Agreement, Lender agreed to make a loan to the Company in the aggregate principal amount of $19,500,000, of which (i) $16,500,000 was disbursed on October 7, 2024 and (ii) $3,000,000 was disbursed on February 18, 2025. Pursuant to the terms of the Loan Agreement, the proceeds were to be used for the purpose of (1) funding operations and (2) performing clinical and research & development activities related to Halneuron®. The Loan Agreement bore interest at the Secured Overnight Financing Rate (“SOFR”) plus 2.00%, that increases by 1.00% in the event of default that resets on an annual basis on October 1st. The Loan Agreement was payable in full with principal and accrued interest on October 7, 2027.  The promissory note was recorded net of issuance costs of $1,177,355.  The issuance costs were being amortized to interest expense using an effective interest rate of 7.82%.  For the three and nine months ended September 30, 2025, the Company recognized interest expense of $0 and $197,437, respectively, and amortization of issuance costs of $0 and $52,373, respectively, in the accompanying condensed consolidated statement of operations and comprehensive loss.

On March 12, 2025, the Company entered into the Exchange and Cancellation Agreement with the Lender. Pursuant to the Exchange and Cancellation Agreement, the principal amount of all loans made to the Company under the Loan Agreement, along with accrued interest through March 12, 2025 (as of such date, an aggregate of $19,926,891), was deemed repaid and all of the Company’s obligations satisfied in full and cancelled in exchange for 284.2638 shares of the Company’s Series A-1 Non-Voting Convertible Preferred Stock, par value $0.0001 per share (the “Series A-1 Preferred Stock”), based on a price per underlying share of common stock of $7.01.  The price was determined by reference to the average Nasdaq Official Closing Price of the Company’s common stock for the five trading days immediately prior to the signing of the Exchange and Cancellation Agreement. Each share of Series A-1 Preferred Stock is convertible into 10,000 shares of common stock, subject to certain conditions set forth in the Series A-1 Preferred Stock Certificate of Designation (“Series A-1 Certificate of Designation”), as discussed below.

The Company evaluated the transaction in accordance with ASC 470-50-40, Debt Modifications and Extinguishment. As such, the Company recognized a loss on the debt extinguishment that was charged to other expense in the accompanying condensed consolidated statements of operations and comprehensive income of $6,134,120. The loss was determined by the difference between the closing price of the Company’s common stock of $11.13 on the transaction date to the price per share used to determine the conversion price of the debt, discounted for lack of marketability.

As of December 31, 2024, the Company evaluated the fair value of its related party note payable by analyzing the terms of the instrument in comparison to a synthetic credit rating and implied market cost of debt rate. Based on this evaluation, which included consideration of current rates and other terms available to the Company for similar debt instruments, the Company believes the fair value of the note was approximately $15.7 million.

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

After giving effect to the designation of Series A Preferred Stock, Series A-1 Preferred Stock and Series A-2 Preferred Stock discussed below, the Company had 1,997,254 and 1,997,730 authorized and remaining to be issued shares of preferred stock at September 30, 2025 and December 31, 2024, respectively.

Series A Preferred Stock

In October 2024, the Board of Directors designated 2,270 of the 2,000,000 shares of preferred stock to be Series A Preferred Stock. As of September 30, 2025, the Company has 2,270 authorized and 2,269.1494 issued and outstanding shares of Series A Preferred Stock and as of December 31, 2024, the Company had 2,270 authorized and 2,213.8044 issued and outstanding shares of Series A Preferred Stock.

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

The Series A Preferred Stock shall rank on parity with the Common Stock as to distributions of assets upon liquidation, dissolution or winding-up of the Company, whether voluntarily or involuntarily. The Series A

Preferred Stock are entitled to receive on an as-converted basis dividends equal to and in the same form, and in the same manner, as dividends paid to shares of Common Stock. If, prior to conversion of the Series A Preferred Stock into Common Stock, the Company effects any Fundamental Transaction (as defined in the Series A Certificate of Designation) then upon conversion of the Series A Preferred Stock, the holders of the Series A Preferred Stock shall be entitled to receive, in lieu of shares of Common Stock, the consideration that would have been issuable upon such Common Stock had the conversion occurred prior to such Fundamental Transaction.

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

In accordance with ASC 480-10-S99-3A, the Company has classified the Series A Preferred Stock outside of permanent equity, in the mezzanine section of the consolidated condensed balance sheet. In addition, this guidance requires that redeemable equity securities be accreted to their redemption value if it becomes probable that the security will become redeemable. The guidance further clarifies that accretion is required when redemption is likely to occur, and that the assessment of probability should be updated at each reporting period.  The term “probable” is defined in ASC 450, Contingencies, subparagraph 450-20-20 as “the future event or events are likely to occur.” With this framework in mind, the Company has evaluated each conditional repurchase (as described below under “Form of Repurchase Agreement”) and redemption right embedded in the Series A Preferred Stock to determine whether exercise of any right is probable for purposes of accretion to redemption value. Based on the current facts and circumstances, none of the conditional repurchase or redemption rights are considered probable as of September 30, 2025 and there has been no accretion to redemption value included in the consolidated condensed financial statements.

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

In September 2025, holders of certain Series A Preferred Stock irrevocably waived the cash settlement and related repurchase rights for 166 shares of Series A Preferred Stock. As such, the Company reclassified approximately $5.5 million and 166 shares from temporary equity to permanent equity as the shares no longer qualified for temporary equity classification under ASC 480-10-S99-3A. In addition, the Company considered under ASC 470, Debt, whether or not the Series A Preferred Stock underlying the waivers should be treated as a modification or as an extinguishment for financial reporting purposes. The Company used the fair value method and determined that the fair value of the Series A Preferred Stock before the waiver was not significantly different (e.g. less than 10%) than the fair value of the Series A Preferred Stock immediately after the waiver and thus the waiver was considered a modification. Accordingly, there was no impact to net income or earnings per share, and any directly related fees were expensed as incurred.

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

The Company determined that the fair value of the CVRs were immaterial on the date of issuance as well as at September 30, 2025 and December 31, 2024, as there were no imminent transactions to indicate value.  The Company will evaluate the fair value of the CVRs at least annually on October 1 and whenever facts and circumstances indicate that their carrying amounts may have changed.

Series A-1 Preferred Stock

In March 2025, the Board of Directors designated 285 shares of the preferred stock to be Series A-1 Preferred Stock. As of September 30, 2025, the Company has 285 shares authorized and 284.2638 issued and outstanding shares of Series A-1 Preferred Stock. There were no authorized, issued and outstanding shares of Series A-1 Preferred stock at December 31, 2024.

The Series A-1 Preferred Stock shall rank on parity with the Common Stock as to distributions of assets upon liquidation, dissolution or winding-up of the Company, whether voluntarily or involuntarily. The Series A-1 Preferred Stock are entitled to receive on an as-converted basis dividends equal to and in the same form, and in the same manner, as dividends paid to shares of Common Stock. If, prior to conversion of the Series A Preferred Stock into Common Stock, the Company effects any Fundamental Transaction (as defined in the Series A-1 Certificate of Designation) then upon conversion of the Series A-1 Preferred Stock, the holders of the Series A-1 Preferred Stock shall be entitled to receive, in lieu of shares of Common Stock, the consideration that would have been issuable upon such Common Stock had the conversion occurred prior to such Fundamental Transaction.

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

Following the stockholder approval of the conversion of Series A-1 Preferred Stock into shares of Common Stock in accordance with the listing rules of the Nasdaq Stock Market, each share of Series A-1 Preferred Stock will automatically convert into 10,000 shares of Common Stock, subject to the Beneficial Ownership Limitation. The terms of the Beneficial Ownership Limitation with respect to the Series A-1 Preferred Stock are identical to the Beneficial Ownership Limitation with respect to the Series A Preferred Stock, which terms are discussed above under the heading “Series A Preferred Stock.”

Series A-2 Preferred Stock

In September 2025, the Board of Directors designated 190.0572 shares of the preferred stock to be Series A-2 Preferred Stock. As of September 30, 2025, the Company has 190.0572 authorized, issued and outstanding shares of Series A-2 Preferred Stock. There were no authorized, issued and outstanding shares of Series A-2 Preferred stock at December 31, 2024.

The Series A-2 Preferred Stock shall rank on parity with the Common Stock as to distributions of assets upon liquidation, dissolution or winding-up of the Company, whether voluntarily or involuntarily. The Series A-2 Preferred Stock are entitled to receive on an as-converted basis dividends equal to and in the same form, and in the same manner, as dividends paid to shares of Common Stock. If, prior to conversion of the Series A-2 Preferred Stock into Common Stock, the Company effects any Fundamental Transaction (as defined in the Series A-2 Certificate of Designation) then upon conversion of the Series A-2 Preferred Stock, the holders of the Series A-2 Preferred Stock shall be entitled to receive, in lieu of shares of Common Stock, the consideration that would have been issuable upon such Common Stock had the conversion occurred prior to such Fundamental Transaction.

Except as otherwise required by law, the Series A-2 Preferred Stock does not have voting rights. However, as long as any shares of Series A-2 Preferred Stock are outstanding, the Company will not, without the affirmative vote of the holders of a majority of the then-outstanding shares of the Series A-2 Preferred Stock, (i) alter or change adversely the powers, preferences or rights given to the Series A-2 Preferred Stock or alter or amend the Certificate of Designation, amend or repeal any provision of, or add any provision to, the Charter or Amended and Restated Bylaws of the Company, or file any articles of amendment, certificate of designations, preferences, limitations and relative rights of any series of Preferred Stock, if such action would adversely alter or change the preferences, rights, privileges or powers of, or restrictions provided for the benefit of the Series A-2 Preferred Stock, regardless of whether any of the foregoing actions shall be by means of amendment to the Charter or by merger, consolidation, recapitalization, reclassification, conversion or otherwise, (ii) issue further shares of Series A-2 Preferred Stock, or increase or decrease (other than by conversion) the number of authorized shares of Series A-2 Preferred Stock (iii) prior to the Stockholder Approval (as defined in the Certificate of Designation) or at any time while at least 30% of the originally issued Series A-2 Preferred Stock remains issued and outstanding, consummate either: (A) any Fundamental Transaction (as defined in the Certificate of Designation) or (B) any merger or consolidation of the Company with or into another entity or any stock sale to, or other business combination in which the stockholders of the Company immediately before such transaction do not hold at least a majority of the capital stock of the Company immediately after such transaction, or (iv) enter into any agreement with respect to any of the foregoing.

Following stockholder approval of the conversion of Series A-2 Preferred Stock into shares of Common Stock in accordance with the listing rules of the Nasdaq Stock Market, each share of Series A-2 Preferred Stock will automatically convert into 10,000 shares of Common Stock, subject to the Beneficial Ownership Limitation. The terms of the Beneficial Ownership Limitation with respect to the Series A-1 Preferred Stock are identical to the Beneficial Ownership Limitation with respect to the Series A Preferred Stock, which terms are discussed above under the heading “Series A Preferred Stock.”

On September 29, 2025, in consideration of the Licensing Agreement with Serpin, pursuant to which Serpin granted the Company a royalty-free, sublicensable global license to develop Serpin Pharma’s intravenous formulation of SP16, the Company issued 191,017 shares of common stock, par value $0.0001 per share (“Common Stock”) and 89.5939 shares of Series A-2 Non-Voting Convertible Preferred Stock, par value $0.0001 per share (“Series A-2 Preferred Stock”) to Serpin Pharma and (ii) 191,017 shares of Common Stock and 89.5939 shares of Series A-2 Preferred Stock to Rejuvenation, as further described under “Serpin Equity Issuance and Registration Rights Agreement” below.

Tungsten Advisors (through its Broker-Dealer, Finalis Securities LLC) (together with its affiliates, “Tungsten”) acted as the financial advisor to the Company in connection with the License Agreement. As compensation for services rendered by Tungsten, the Company issued to Tungsten and its affiliates and designees an aggregate of 10.8694 shares of Series A-2 Preferred Stock.

Serpin Equity Issuance and Registration Rights Agreement

On September 29, 2025, in connection with the Licensing Agreement, the Company also entered into an Equity Issuance and Registration Rights Agreement (the “Serpin Registration Rights Agreement”) with Serpin.

Pursuant to the Serpin Registration Rights Agreement, the Company filed a Form S-3 registration statement registering the shares issued under the Serpin Registration Rights Agreement and to use commercially reasonable efforts to cause such registration statement to be declared effective by the Securities and Exchange Commission as soon as practicable after such registration statement is filed. The Company also granted Serpin customary demand registration and indemnification rights and entered into customary issuer covenants.

Support Agreements

On September 29, 2025, in connection with the execution of the Licensing Agreement and the Serpin Registration Rights Agreement, the Company entered into stockholder support agreements with (i) Serpin Pharma and Rejuvenation Labs, Inc. (the “Serpin Support Agreement”) and (ii) each affiliate of Tungsten holding shares of Common Stock (the “Tungsten Support Agreements”). Pursuant to the Serpin Support Agreement, among other things, each Serpin party agreed to vote or cause to be voted all of the shares of Common Stock owned by each of them in favor of the approval of the following matters: (i) for the purposes of complying with the applicable provisions of Nasdaq Listing Rule 5635 (“Rule 5635”), the potential issuance of our Common Stock upon conversion of the Series A Non-Voting Convertible Preferred Stock (“Series A

Preferred Stock”), par value $0.0001 per share (“Series A Issuance Proposal”), (ii) for the purposes of complying with the applicable provisions of Rule 5635, the potential issuance of our Common Stock upon conversion of the Series A-1 Non-Voting Convertible Preferred Stock (“Series A-1 Preferred Stock”), par value $0.0001 per share (the “Series A-1 Issuance Proposal”), and (iii) the adjournment of the stockholder meeting where the foregoing proposals are being voted upon to a later date or dates, if necessary or appropriate (“Adjournment Proposal”). Pursuant to the Tungsten Support Agreements, among other things, Tungsten agreed to vote or cause to be voted all of the shares of Common Stock owned by each of them in favor of the approval of the following matters: (i) the Series A-1 Issuance Proposal, (ii) for the purposes of complying with the applicable provisions of Rule 5635, the potential issuance of our Common Stock upon conversion of the Series A-2 Preferred Stock (the “Series A-2 Issuance Proposal”), (iii) if an amendment and restatement of the Company’s current Amended and Restated 2020 Equity Incentive Plan is contemplated (“Plan Proposal”) at the stockholder meeting where the foregoing proposals are being voted upon, such Plan Proposal and (iv) the Adjournment Proposal.

On September 29, 2025, the Company also entered into a support agreement with Sealbond Limited (the “Sealbond Support Agreement”) whereby Sealbond Limited agreed to, among other things, vote or cause to be voted all of the shares of Common Stock owned by Sealbond Limited and its affiliates in favor of the approval of the matters contemplated by the Series A-1 Issuance Proposal, the Series A-2 Issuance Proposal, the Plan Proposal, and the Adjournment Proposal.

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

11Related Parties

The Company uses Gendreau Consulting, LLC, a consulting firm (“Gendreau”), for drug development, clinical trial design and planning, implementation and execution of contracted activities with the clinical research organization. Gendreau’s managing member is the Company’s Chief Medical Officer (“CMO”). From time to time, the Company contracts the services of the CMO’s spouse through Gendreau to perform certain activities in connection with the Company’s ongoing clinical development of its product candidates.  In the past, the Company has contracted the CMO’s spouse to serve as the Company’s Medical Monitor.  Currently, the Company has contracted the services of the CMO’s spouse to serve as the Company’s Chief Safety Officer for the HALT-CINP-203 clinical trial. In addition, the Company has contracted the services of the CMO’s daughter to serve as an assistant for various clinical site related activities. During the three and nine months ended September 30, 2025 and 2024, the Company paid Gendreau $76,915 and $317,492, respectively and $1,848 and $3,231, respectively, and had accounts payable of $14,450 and $21,260 to Gendreau as of September 30, 2025 and December 31, 2024, respectively.

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

13Share-based compensation

Equity Incentive Plan

On June 18, 2025, the stockholders of the Company approved Amendment No. 2 to the Amended and Restated 2020 Equity Incentive Plan (the “Plan”) to increase the total number of shares of Common Stock reserved for issuance under the Plan by 108,612 shares to 191,112 total shares issuable under the Plan. As of September 30, 2025, 14,682 shares of Common Stock were available for future grants under the Plan. On June 27, 2025, the Board approved a further amendment to the Plan which removed the annual individual grant limit of 20,000 shares.

The table below sets forth the outstanding options to purchase shares of Common Stock under the Plan:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(Years)
Outstanding at December 31, 2024	81,077	$98.93	7.39
Granted	109,853	4.71	—
Forfeited	(14,500)	4.71	—
Outstanding at September 30, 2025	176,430	$48.01	8.32
Exercisable at September 30, 2025	78,910	$101.46	6.63

During the nine months ended September 30, 2025, the Company granted certain individuals options to purchase 109,853 shares of the Company’s Common Stock with an average exercise price of $4.711 per share, contractual terms of 10 years and vesting periods ranging from 100% after one year to 33.333% after one year and the remaining 66.667% in 24 equal monthly installments, thereafter. The options had an aggregate grant date fair value of $413,950 that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model included: (1) discount rates ranging from 3.88% to 4.0275% based on the daily par yield curve rates for U.S. Treasury obligations, (2) expected lives ranging from 5.5 years 6.0 years based on the simplified method (vesting plus contractual term divided by two), (3) expected volatility ranging from 96.92% to 99.57% based on the average historical volatility of comparable companies’ stock, (4) no expected dividends and (5) fair market value of the Company’s stock ranging from $4.71 to $4.80 per share.

As of September 30, 2025 the aggregate intrinsic value of options outstanding was $303,869.

The Company recognized share-based compensation expense related to stock options during the three and nine months ended September 30, 2025 and 2024, of $48,281 and $197,782, respectively, and $94,302 and $382,219, respectively. The unrecognized compensation expense for stock options at September 30, 2025 was $330,083.

Stock Options for Unregistered Securities

In addition to the stock options issued under the Plan, and in conjunction with the IPO, the Company granted non-qualified stock options to purchase 11,700 shares of Common Stock as provided for in the employment agreement of our former President, Richard Burch (the “President Options”). The President Options are exercisable within 10 years of the date of grant at $250.00 per share, were 100% vested at the grant date and have a remaining contractual term of 5.21 years. As of September 30, 2025, there was no unrecognized compensation expense related to these options as they were 100% vested upon issuance. The shares of Common Stock issuable upon exercise of the President Options will be unregistered, and the option agreement does not include any obligation on the part of the Company to register such shares of Common Stock. Consequently, the Company has not recognized a contingent liability associated with registering the securities for the arrangement. As of September 30, 2025, the aggregate intrinsic value of the President Options was $0.

Underwriters Warrants

In conjunction with the IPO, the Company granted the underwriters warrants to purchase 6,900 shares of Common Stock at an exercise price of $312.50 per share, of which all remain outstanding as of September 30, 2025. The warrants became 100% exercisable on December 21, 2021.

In conjunction with the Offering in September 2022, the Company granted the Underwriter warrants to purchase 20,000 shares of Common Stock at an exercise price of $15.625 per share (the “Representative Warrants”), of which 855 warrants remain outstanding as of September 30, 2025. The Representative Warrants became 100% exercisable on March 18, 2023.

There were no warrant exercises for the nine months ended September 30, 2025 and 2024 and there is no unrecognized compensation expense for these awards as of September 30, 2025.

The table below sets forth the outstanding warrants to purchase common shares:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(Years)
Outstanding at December 31, 2024	7,755	$279.77	1.15
Granted	—	—	—
Outstanding at September 30, 2025	7,755	$279.77	0.40
Exercisable at September 30, 2025	7,755	$279.77	0.40

As of September 30, 2025, the aggregate intrinsic value of the warrants outstanding was $0.

14Income Taxes

As of result of the Combination discussed above, the Company acquired operations in Canada. The foreign loss before taxes and the deferred tax expense disclosed below relates to the Company’s new operations in Canada.

For the three and nine months ended September 30, 2025 and 2024, the domestic and foreign components of net loss before income taxes are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
United States	$(15,328,270)	$(2,280,684)	$(28,703,914)	$(4,621,852)
Foreign	(417,782)	—	(1,583,752)	—
Loss before income taxes	$(15,746,052)	$(2,280,684)	$(30,287,666)	$(4,621,852)

The Company recorded a deferred tax benefit of $1,436 and a deferred tax expense of $189,255 for the three and nine months ended September 30, 2025, respectively. There was no deferred tax (benefit) expense for the three and nine months ended September 30, 2024. The components of the deferred tax (benefit) expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Domestic	$—	$—	$—	$—
Foreign	(1,436)	—	189,255	—
	$(1,436)	$—	$189,255	$—

As of December 31, 2024, the Company had U.S. federal net operating loss carryforwards of approximately $36,669,000, which have an indefinite carryforward and Georgia and Florida state net operating loss carryforwards of approximately $44,443,000 and $1,372,000, respectively, which have a twenty-year carryforward and begin expiring in 2037. As of December 31, 2024, the Company had Canadian non-capital loss carryforwards of approximately $25,277,000, which have a twenty year carryforward and begin expiring in 2025 and Hong Kong tax losses carryforwards or approximately $58,126,000 which have no expiry. These net operating loss carryforwards may be limited under Section 382 of the internal revenue code. The Company will need to perform a formal Section 382 study to determine how the equity transactions discussed above impact the limitation of the utilization of its net operating loss carryforwards.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA did not change the US federal corporate income-tax rate and did not materially affect Dogwood’s US income-tax position. The OBBBA did reinstate the immediate expensing of domestic research and development (“R&D”) expenditures under Section 174A, effective for tax years beginning after December 31, 2024. This change reverses the prior requirement to capitalize and amortize R&D costs over five years. The Company maintains a full valuation allowance against its deferred tax assets, including those related to net operating loss carryforwards and R&D credits. As a result, the remeasurement of deferred tax assets due to the OBBBA’s enactment had no impact on the Company’s income tax provision for the quarter ended September 30, 2025. Although the reinstatement of immediate expensing for domestic R&D expenditures increases the Company’s deferred tax assets, the full valuation allowance reflects management’s assessment that it is more likely than not that these assets will not be realized in the foreseeable future. Accordingly, no benefit has been recognized in the financial statements.

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

Overview

We are a pre-revenue, development-stage biopharmaceutical company focused on developing new medicines to treat pain and peripheral neuropathy associated with cancer, with the ability to expand into other pain states with continued clinical success. Pain and neuropathy affect the majority of patients undergoing chemotherapy treatment with deleterious effects on patient quality of life and function and can result in patients lowering their dose or stopping their chemotherapy resulting from progression to moderate or severe forms of the illness.  There are no FDA approved treatments for patients suffering from chemotherapy induced pain or neuropathy.

Our priority pipeline drug candidates includes:

●	Halneuron®- a voltage gated sodium channel inhibitor (Nav 1.7 modulation) presently in Phase 2b development to treat the chronic pain resulting from cancer chemotherapy (“CINP”), with potential to expand into non-neuropathic cancer pain and acute post-surgical pain. Halneuron® has demonstrated effectiveness in reducing both cancer related pain, as well as CINP in prior phase 2 clinical research, as well as an acceptable safety profile. Halneuron® has been granted FDA fast-track review designation by FDA as a treatment for CINP.
●	SP16, a proprietary peptide drug that exhibits immunomodulatory and anti-inflammatory properties and it poised to enter Phase 1 development to treat peripheral neuropathy resulting from cancer chemotherapy (“CIPN”). The neurotrophic effects of SP16 as demonstrated in preclinical research portends potential neuroprotective effects by activating neurite survival and growth in the presence of paclitaxel, highlighting potential to preserve a patient’s full chemotherapy regimen rather than reducing or stopping their regimen altogether due to the debilitating effects of chemotherapy induced neuropathy.

Additionally, our pipeline includes IMC-1, a novel, proprietary, fixed dose combination of a nucleoside analog and the anti-inflammatory agent celecoxib for the treatment of fibromyalgia.  Given the size and scope of the IMC-1 fibromyalgia Phase 3 development program agreed upon by the FDA, its forward development is dependent upon us finding a suitable partner.  We intend to disclose progress on any potential partnership in a timely manner.

Nav 1.7 Non-Opioid Analgesic Program

Halneuron® is in Phase 2b clinical development (“HALT-CINP-203”) for the treatment of CINP.  The active pharmaceutical ingredient is highly purified Tetrodotoxin (“TTX”), a potent sodium channel modulator found in puffer fish and several other marine animals. Halneuron® works as an analgesic by modulating the activity of Nav1.7, a key sodium channel located in the peripheral nervous system that is directly involved in pain signal transmission.  By reducing the activity of the Nav1.7 channel, Halneuron® has the potential to reduce pain associated with conditions involving neuropathic pain, chronic pain and acute forms of pain.

In the first quarter of 2025, we commenced dosing of patients in the HALT-CINP-203 clinical trial in the United States. HALT-CINP-203 is a Phase 2b, double-blind, placebo controlled clinical trial intended to assess the efficacy and safety of Halneuron® in approximately 200 patients with moderate to severe neuropathic pain caused by previous platinum and/or taxane based cancer chemotherapy. The primary efficacy endpoint is the change from baseline to week 4 in the weekly average of daily 24-hour recall pain intensity scores captured on an electronic diary, comparing Halneuron® to placebo. The secondary endpoints include patient global impression of change, PROMIS fatigue, PROMIS sleep, PROMIS-29, pain interference, hospital anxiety and depression scale and the neuropathic pain symptom inventory. We expect to release an interim analysis of data from approximately 40-50% of the patients enrolled in HALT-CINP-203 in the fourth quarter of 2025.  The planned interim analysis is designed to explore one of four possible outcomes, (i) early stopping due to achievement of statistically significant pain reduction with the smaller sample size, (ii) a futility determination, (iii) a recommendation to continue the study to the planned sample size of 200 total patients, or (iv) a recommendation to increase the HALT-CINP patients sample size based on the Halneuron® observed treatment effect size versus placebo at the interim analysis.  Top-line data from the trial are presently expected in the second-half of 2026.

SP16 Chemotherapy Induced Peripheral Neuropathy Program (CIPN)

We recently licensed the rights to the IV formulation of SP16 for the treatment of CIPN.  SP16 is a 17 amino acid peptide drug that has been designed to mimic the anti-inflammatory and immunomodulatory properties of Alpha-1 Antitrypsin, without the limitations seen with the much larger Alpha-1 Antitrypsin protein.  The initial Phase 1 evaluation of SP16’s safety when used to treat CIPN will be conducted by the University of Virginia Cancer Center under a National Cancer Institute (“NCI”) grant.  Patient recruitment for this initial evaluation is expected to start in the first half of 2026.  We will be providing our clinical development expertise, but with the NCI funding the trial, we will incur no other expenses in connection with this initial evaluation of the safety of SP16 in cancer patients.

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

Licensing Agreement

On September 29, 2025, we entered into an Exclusive Licensing Agreement (the “Licensing Agreement”) with Serpin Pharma Inc. (“Serpin Pharma”) and Rejuvenation Labs, Inc. (“Rejuvenation” and, together with Serpin Pharma, “Serpin”), pursuant to which Serpin granted the Company a royalty-free, sublicensable global license to develop Serpin Pharma’s intravenous formulation of SP16. SP16 is a first-in-class low density lipoprotein receptor-related protein-1 (LRP1) agonist which has demonstrated both anti-inflammatory, immunomodulatory and neural repair activity that has the potential to treat chemotherapy-induced peripheral neuropathy. In consideration of the Licensing Agreement, we issued 191,017 shares of common stock, par value $0.0001 per share (“Common Stock”) and 89.5939 shares of Series A-2 Non-Voting Convertible Preferred Stock, par value $0.0001 per share (“Series A-2 Preferred Stock”) to Serpin Pharma and (ii) 191,017 shares of Common Stock and 89.5939 shares of Series A-2 Preferred Stock to Rejuvenation, as further described under “Serpin Equity Issuance and Registration Rights Agreement” below.

Tungsten Advisors (through its Broker-Dealer, Finalis Securities LLC) (together with its affiliates, “Tungsten”) acted as the financial advisor to the Company in connection with the Licensing Agreement. As compensation for services rendered by Tungsten, the Company issued to Tungsten and its affiliates and designees an aggregate of 10.8694 shares of Series A-2 Preferred Stock.

Serpin Equity Issuance and Registration Rights Agreement

On September 29, 2025, in connection with the Licensing Agreement, we also entered into an Equity Issuance and Registration Rights Agreement (the “Serpin Registration Rights Agreement”) with Serpin,

Pursuant to the Serpin Registration Rights Agreement, we filed a Form S-3 registration statement registering the shares issued under the Serpin Registration Rights Agreement and to use commercially reasonable efforts to cause such registration statement to be declared effective by the Securities and Exchange Commission as soon as practicable after such registration statement is filed. We also granted Serpin customary demand registration and indemnification rights and entered into customary issuer covenants.

Results of Operations

Below is a summary of the results of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Operating expenses:	(Unaudited)		(Unaudited)
Research and development	$14,521,342	$535,162	$19,528,283	$1,214,964
General and administrative	1,287,783	1,766,010	4,633,883	3,470,133
Total operating expenses	$15,809,125	$2,301,172	$24,162,166	$4,685,097

Three and Nine Months Ended September 30, 2025 and 2024

Research and Development Expenses

Research and development expenses increased by $14.0 million and $18.3 million for the three and nine months ended September 30, 2025, respectively, compared to prior periods. The increase of $14.0 million for the three months ended September 30, 2025 was primarily due to $12.0 million of acquired In-Process Research and Development (“IPR&D”) related to the Licensing Agreement with Serpin discussed above and the impact of the Combination including increases in expenses related to the ongoing HALT-CINP-203 clinical trial of $1.9 million, drug development and manufacturing costs of $0.3 million, and salaries and related personnel costs of $0.1 million offset by a decrease in research and preclinical costs of $0.3 million. The increase in expenses of $18.3 million for the nine months ended September 30, 2025 compared to the prior year period was also primarily due to $12.0 million of acquired In-Process Research and Development (“IPR&D”) related to the Licensing Agreement with Serpin and the impact of the Combination including increases in expenses for clinical trials of $5.3 million related to the HALT-CINP-203 study, drug development and manufacturing costs of $0.9 million and salaries and related personnel costs of $0.5 million offset by a decrease in research and preclinical costs of $0.4 million.

General and Administrative Expenses

General and administrative expenses decreased by $0.5 million and increased by $1.2 million for the three and nine months ended September 30, 2025, respectively, compared to prior periods. The decrease of $0.5 million for the three months ended September 30, 2025 was primarily due to decreases in expenses for legal and professional fees of $0.5 million and in expenses associated with being a public company of $0.2 million offset by an increase in salaries and related personnel costs of $0.2 million. The increase in expenses of $1.2 million for the nine months ended September 30, 2025 compared to the prior year period was primarily due to increases in expenses for legal and professional fees of $0.3 million related to the Combination, franchise tax fees of $0.2 million, salaries and related personnel costs of $0.7 million and other general and administrative costs of $0.2 million offset by a decrease in expenses associated with being a public company of $0.2 million.

Liquidity and Capital Resources

Since our inception, we have financed our operations through public offerings of common stock and proceeds from private placements of membership interests and convertible promissory notes. To date, we have not generated any revenue from the sale of products and we do not anticipate generating any revenue from the sales of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of September 30, 2025, our principal source of liquidity was our cash, which totaled $10.1 million.

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

Debt Financings

On February 18, 2025, we received $3,000,000 in loan proceeds pursuant the Loan Agreement dated October 7, 2024 with the Lender. There were no debt financings during the three and nine months ended September 30, 2024. There was no debt outstanding at September 30, 2025 due to the Debt Exchange and Cancellation Transaction discussed above. At December 31, 2024, the debt with related party, net of issuance costs was $15,381,077.

Future Capital Requirements

We anticipate our cash on hand at September 30, 2025 of approximately $10.1 million will fund operations through the first quarter of 2026. The Company will need to secure additional financing to fund its ongoing clinical trials and operations beyond the first quarter of 2026 to continue to execute its strategy. We will need to finance our cash needs through public or private equity offerings, debt financings, collaboration and licensing arrangements or other financing alternatives. To the extent that we raise additional funds by issuing equity or equity-linked securities, our shareholders will experience dilution. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs. As a result, substantial doubt exists regarding our ability to continue as a going concern 12 months from the issuance of this Quarterly Report on Form 10-Q. Failure to secure the necessary financing in a timely manner and on favorable terms could have a material adverse effect on the Company’s strategy and value and could require the delay of product development and clinical trial plans.

Summary of Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2025 and 2024, respectively:

	Nine Months Ended
	September 30,
	2025	2024

	(Unaudited)
Statement of Cash Flows Data:
Net cash (used in) provided by:
Operating activities	$(11,981,464)	$(2,659,297)
Financing activities	7,252,245	1,382,170
Decrease in cash	$(4,729,219)	$(1,277,127)

Cash Flows for the Nine Months Ended September 30, 2025 and 2024

Operating Activities

For the nine months ended September 30, 2025, net cash used in operations was $12.0 million and consisted of a net loss of $30.5 million and a net change in operating assets and liabilities of $0.2 million attributable to a decrease in accounts payable of $0.7 million offset by an increase in accrued liabilities of $0.3 million and a decrease in prepaid expenses and other current assets of $0.2 million further offset by non-cash items of $18.7 million attributable to the acquisition of a license of $12.0 million, loss on conversion of debt with related party of $6.1 million, deferred tax expense of $0.2 million and share-based compensation, depreciation and amortization of $0.4 million.

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

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2025 was $7.3 million and was attributable to cash proceeds from the Loan Agreement of $3.0 million and gross proceeds from our registered direct offering in March 2025 of $4.8 million, net of placement agent fees and offering costs paid by us during the nine months ended September 30, 2025 of $0.5 million.

Net cash provided by financing activities during the nine months ended September 30, 2024 was $1.4 million and was attributable to gross cash proceeds from our public offering in May 2024 of $1.7 million, net of placement agent fees and offering costs paid by us during the nine months ended September 30, 2024 of $0.3 million.

Off-Balance Sheet Arrangements

As of September 30, 2025, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Discussion of Critical Accounting Policies and Significant Judgements and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the nine months ended September 30, 2025, holders of certain Series A Preferred Stock irrevocably waived the cash settlement and related repurchase rights for 166 shares of Series A Preferred Stock. As such, the Company reclassified approximately $5.5 million and 166 shares from temporary equity to permanent equity as the shares no longer qualified for temporary equity classification under ASC 480-10-S99-3A. In addition, the Company considered under ASC 470, Debt, whether or not the Series A Preferred Stock underlying the waivers should be treated as a modification or as an extinguishment for financial reporting purposes. The Company used the fair value method and determined that the fair value of the Series A Preferred Stock before the waiver was not significantly different (e.g. less than 10%) than the fair value of the Series A Preferred Stock immediately after the waiver and thus the waiver was considered a modification. Accordingly, there was no impact to net income or earnings per share, and any directly related fees were expensed as incurred.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the nine months ended September 30, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description

3.1

Certificate of Designation of Series A-2 Non-Voting Convertible Preferred Stock of Dogwood Therapeutics, Inc. dated September 29, 2025 (incorporated by reference herein from Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 29, 2025).

4.1

Specimen Certificate evidencing shares of the Registrant’s common stock (incorporated by reference herein from Exhibit 4.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on October 16, 2020).

10.1

Exclusive License Agreement, dated September 29, 2025, by and between Dogwood Therapeutics, Inc. and Serpin Pharma, Inc. (incorporated by reference herein from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 29, 2025).

10.2

Equity Issuance and Registration Rights Agreement, dated September 29, 2025, by and among Dogwood Therapeutics, Inc., Serpin Pharma, Inc. and Rejuvenation Labs, Inc. (incorporated by reference herein from Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 29, 2025).

10.3

Support Agreement, dated September 29, 2025, by and among Dogwood Therapeutics, Inc., Serpin Pharma, Inc. and Rejuvenation Labs, Inc. (incorporated by reference herein from Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on September 29, 2025).

10.4

Form of Support Agreement by and among Dogwood Therapeutics, Inc. and certain affiliates of Tungsten Advisors (incorporated by reference herein from Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on September 29, 2025).

10.5

Support Agreement, dated September 29, 2025, by and between Dogwood Therapeutics, Inc. and Sealbond Limited (incorporated by reference herein from Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on September 29, 2025).

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

Date: November 7, 2025

DOGWOOD THERAPEUTICS, INC.

By:	/s/ Greg Duncan
Name:	Greg Duncan
Title:	Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Angela Walsh
Name:	Angela Walsh
Title:	Chief Financial Officer, Corporate Secretary and Treasurer
(Principal Financial and Accounting Officer)