Form 10-K
period 2025-12-31
Dogwood Therapeutics, Inc.
filed 2026-03-18
CIK 1818844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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
Emerging growth company ☐

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

As of June 30, 2025, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common stock held by non-affiliates of the registrant was $8,092,720 based on the closing sale price as reported on the Nasdaq Capital Market.

The number of outstanding shares of the Registrant’s Common Stock as of March 10, 2026 was 33,401,553.

Documents Incorporated by Reference

Part III incorporates certain information by reference from the definitive proxy statement to be filed by the registrant in connection with the 2026 Annual Meeting of Stockholders (the "Proxy Statement") with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2025, provided that if such Proxy Statement is not filed within such period, such information will be included in an amendment to this Annual Report on Form 10-K to be filed within such 120-day period.

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

Risks Related to Our Financial Position and Need for Additional Capital

●	Our recurring losses from operations raise substantial doubt that we will be able to continue as a going concern and our independent registered public accounting firm has issued an audit report that includes an explanatory paragraph referring to the uncertainty regarding our ability to continue as a going concern without additional capital becoming available.
●	We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future.
●	We will require additional capital to fund our operations.
●	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
●	We have a limited operating history and no history of commercializing pharmaceutical products.
●	Unstable global market and economic conditions may have serious adverse consequences on our business, financial condition and results of operations.

Risks Related to Development, Clinical Testing, Manufacturing and Regulatory Approval

●	We are heavily dependent on the success of our product candidates which are still under clinical development, and if these product candidates do not receive regulatory approval or, if approved, our commercialization efforts are unsuccessful, our business may be harmed.
●	We may face future business disruption and related risks from the spread of infectious disease, which could have a material adverse effect on our business.
●	Clinical trials are expensive, time-consuming and difficult to design and implement, and involve an uncertain outcome.
●	If we are ultimately unable to obtain regulatory approval for any of our product candidates, our business will be substantially harmed.
●	Results of preclinical studies, early clinical trials or analyses may not be indicative of results obtained in later trials.
●	The market opportunities for our product candidates, if approved, may be smaller than we anticipate.
●	We may never obtain approval for or commercialize any product candidate in any other jurisdiction, which would limit our ability to realize their full global market potential.

Risks Related to Commercialization

●	We face significant competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.
●	Even if any of our product candidates we develop receives marketing approval, it may fail to achieve market acceptance by physicians, patients, third-party payors or others in the medical community necessary for commercial success.
●	If we are unable to establish sales, marketing and distribution capabilities either on our own or in collaboration with third parties, we may not be successful in commercializing an approved product.

Risks Related to Our Dependence on Third Parties

●	We currently rely on third-party contract manufacturing organizations, or CMOs, for the production of clinical supply of our product candidates and intend to rely on CMOs for the production of commercial supply.
●	We intend to rely on third parties to conduct, supervise and monitor our clinical trials.

Risks Related to Healthcare Laws and Other Legal Compliance Matters

●	Enacted and future healthcare legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates.
●	We are subject to environmental, health and safety laws and regulations, and we may become exposed to liability and substantial expenses in connection with environmental compliance or remediation activities.
●	If we become profitable, our ability to use our net operating loss carryforwards and other tax attributes to offset future taxable income or taxes may be subject to limitations.

Risks Related to Our Intellectual Property

●	Our patents may be challenged in courts or in patent offices.
●	Changes in patent laws or patent jurisprudence could diminish the value of patents in general.
●	We enjoy only limited geographical protection with respect to certain patents.
●	We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.

Risks Related to Our Employees, Managing Our Growth and Our Operations

●	Our future success depends on our ability to retain our key personnel and to attract, retain and motivate qualified personnel.
●	We expect to expand our development, regulatory, and sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
●	We may engage in acquisitions that could disrupt our business, cause dilution to our stockholders or reduce our financial resources.
●	We may be materially adversely affected by currency fluctuations in the United States dollar versus the Canadian dollar.

Risks Related to Our Common Stock

●	If we are unable to maintain listing of our common stock on the Nasdaq Capital Market or another national stock exchange, it may be more difficult for our stockholders to sell their shares of common stock.
●	The market price of our common stock is highly volatile.
●	We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.

PART I

Item 1. Business

Our Company

We are a pre-revenue, development-stage biopharmaceutical company focused on developing new medicines to treat pain and neuropathy. Following the closing of the Combination described below, we became the sole owner of Pharmagesic (Holdings) Inc. (“Pharmagesic”) and their wholly owned subsidiary, Wex Pharmaceuticals, Inc. (“Wex”), and Wex’s wholly owned subsidiaries, IWT Bio, Inc. (“IWT”), Wex Medical Corporation (“WMC”), and Wex Medical Limited (“WML”).

Our pipeline is focused on treating chronic neuropathic pain and neuropathy.  Our Halneuron® Nav1.7 modulation program is intended to treat chronic and acute pain disorders. Our recently licensed SP16 program is centered on a cell signaling molecule that has shown early promise in treating neuropathy and nerve damage.  The Halneuron® program is a proprietary non-opioid Nav1.7 analgesic program centered on voltage-gated sodium channel modulation, a mechanism known to be effective for reducing pain. SP16 is the focus of a planned Phase 1b study that is fully funded through a research grant supplied by the National Cancer Institute, with patient enrollment projected to start in mid-2026.

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

CINP is a side effect of many chemotherapeutic agents, including vincristine, paclitaxel, cisplatin, oxaliplatin, bortezomib, and ixabepilone. In one review, chemotherapy induced peripheral neuropathy was found to commonly occur in 30 to 40% of patients. More recently, prevalence was reported to be 68.1% (57.7-to 78.4) within the first month of the end of chemotherapy, 60.0% (36.4-81.6) at 3 months and 30.0% (6.4-53.5) at 6 months or later in a meta-analysis of 31 studies. Considerable heterogeneity is observed in the estimates from different studies. Breaking this down by type of chemotherapy, the incidence was 28% to 100% for cisplatin, 85% to 95% for oxaliplatin, 57% to 83% for paclitaxel, and 11% to 64% for docetaxel. In response to the development of peripheral neuropathy, chemotherapy dosing is often either decreased or discontinued, potentially affecting prognosis, and survival.

The CINP Market Opportunity

Peripheral neuropathic pain is an aspect of peripheral neuropathy, and there is an unmet medical need for treatment of patients who develop CINP.

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

Today, opioids account for over 30% of the global CINP treatment market. There are approximately 1.7 million CINP patients in just the 7 major markets alone (the US, Japan, the United Kingdom Germany, Spain, Italy, and France).  With the potential of Halneuron® being the first FDA approved treatment for CINP, the global opportunity for Halneuron® is significant. Currently, our market research indicates that the CINP drug market is approximately $2.8 billion annually according to DelveInsight 2018. Allied Market Research estimates the larger cancer related pain market reaching approximately $7.5 billion in yearly sales by 2027.  Chemotherapy treatment is expected to increase by over 50% over the next decade, suggesting the unmet medical need and the commercial opportunity will continue to grow for the foreseeable future.

Halneuron® Research Program Background

Cancer Related Pain Program

In the Company’s previous Phase 2 study in cancer related pain treatment, 165 cancer related pain patients were enrolled at 19 sites, and 77 (46.7%) of these patients were randomly assigned to the Halneuron® arm, or group, and 88 (53.3%) patients were assigned to the placebo arm. In total, 147 (89.1%) patients completed the study, including 64 (83.1%) in the Halneuron® arm and 83 (94.3%) in the placebo arm. An analysis of pain reduction in this study demonstrated a statistical and clinically relevant benefit of Halneuron® compared to placebo on the pre-specified pain intensity reduction endpoint. More specifically, 51% of patients receiving Halneuron® experienced at least a 30% reduction in pain versus only 35% of patients in the placebo group.  Halneuron® treated patients reported two-times greater improvement in their global health improvement as compared with placebo treated patients, and Halneuron® treated patients also demonstrated a durable pain reduction response.  After 4 days of initial treatment, the patients who met the pain reduction response criteria at the primary endpoint from either arm were monitored to assess how long their pain reduction lasted without further treatment.  The average pain response duration for Halneuron® responders was 57.7 days vs 10.5 days for those responders treated with placebo.

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

The key results from this study were that:

●	higher doses of Halneuron® delivered greater pain reduction as compared to lower doses;
●	pain reduction with the Halneuron® QD dose was comparable to BID dosing but exhibited better tolerability;
●	Halneuron® pain relief was evident four weeks post treatment;
●	Halneuron® high doses delivered clinically meaningful pain reduction for 35-40% of patients; and
●	the Halneuron® QD dose group exhibited a mean reduction of -0.4 points versus placebo on NRS pain recall assessment.

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

In the first quarter of 2025, we commenced the HAL-CINP-203 Phase 2b clinical trial in the United States. HAL-CINP-203 is a double-blind, placebo controlled clinical trial to access the efficacy and safety of eight 30 μg Halneuron® SC injections given once a day over a 2-week period versus a placebo in approximately 240 patients (on a 1:1 ratio of Halneuron® to placebo) with moderate to severe neuropathic pain caused by previous platinum and/or taxane chemotherapy. The HAL-CINP-203 Phase 2b primary efficacy endpoint is pain improvement over 4 weeks in the weekly average of daily 24-hour recall pain intensity scores, comparing Halneuron® to the placebo.  The secondary endpoints are patient global impression of change (“PGIC”), PROMIS regarding fatigue, PROMIS related to sleep, PROMIS-29, pain interference, hospital anxiety and depression scale (“HADS”) and neuropathic pain symptom inventory. An interim analysis conducted in December 2025 confirmed that Halneuron was separating from placebo in the 97 patient subset included in the analysis, and that a sample size of 210-240 was expected to provide 80+% power to see a statistically significant result.  This preliminary evidence of a Halneuron® treatment effect is noteworthy as patients in the interim analysis population present an average duration of CINP of 5 years and 67% of patients that met entry criteria were also being treated with stable doses of other chronic pain medicines, including pregabalin, gabapentin, duloxetine, and opioids. In addition, the overall study dropout rate of approximately 4.4% is far below rates typically observed with other FDA approved chronic pain medicines. While still blinded, we believe these findings reaffirm the encouraging safety and tolerability profile of Halneuron® observed in previous clinical trials.

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

Antiviral Programs

While our primary focus is on advancing development of Halneuron® and SP16, we continue to explore partnership opportunities to advance our novel antiviral therapies to treat diseases associated with a viral triggered abnormal immune response such as fibromyalgia (“FM”) and Long-COVID (“LC”). Overactive immune response related to activation of tissue resident herpesvirus has been postulated to be a potential root cause of chronic illnesses such as FM, irritable bowel disease (“IBS”), LC, chronic fatigue syndrome and other functional somatic syndromes, all of which are characterized by a waxing and waning manifestation of the disease, often triggered by events which compromise the immune system.

IMC-1

IMC-1 is a combination of famciclovir and celecoxib that is intended to synergistically suppress herpesvirus activation and replication. Based on the analysis of the IMC-1 FORTRESS data, we believe focusing the forward development of IMC-1 on new FM patients represents a viable and manageable path forward. The Company met with the FDA in March 2023 to discuss the most appropriate next steps in advancing IMC-1 development as a treatment for FM. The Phase 3 program agreed with FDA includes two qualifying pivotal trials demonstrating the safety and efficacy of IMC-1 treating patients with FM. One of the Phase 3 studies will be a four-arm, multifactorial design to demonstrate the relative safety and efficacy of IMC-1 as compared to celecoxib alone, famciclovir alone and placebo. The other Phase 3 study is planned as a two-arm study comparing IMC-1 to placebo. All patients from the two pivotal Phase 3 studies will be offered the opportunity to enroll into an open label safety extension study in which all patients will be treated with IMC-1. Long-term safety data is required for chronic therapy approval. We are currently seeking external opportunities to continue the advancement of IMC-1.

IMC-2

IMC-2 is a combination of valacyclovir and celecoxib that, like IMC-1, is intended to synergistically suppress herpesvirus activation and replication with a more specific activity against the Epstein-Barr virus (herpesvirus HHV-4). In September 2023, we requested a Pre-Investigational New Drug Application (“PIND”) for IMC-2 for the treatment of LC with the FDA. In October, we submitted a full briefing package and by the end of December

2023, we received written communication from the Antivirals Group, Division of Infectious Diseases, on the development requirements and key endpoints associated with advancing IMC-2 into Phase 2 for treatment of LC symptoms. The FDA agreed that we could use improvement in fatigue as a primary endpoint in a Phase 2 study and agreed with our overall study design. The Phase 2 study will compare IMC-2 versus placebo in a randomized, double-blind study of LC patients for 12 weeks. We are currently seeking external opportunities to continue the advancement of IMC-2.

Serpin Peptide 16 (SP16)

Chemotherapy induced peripheral neuropathy (“CIPN”) is a prevalent and debilitating complication of cancer treatment, affecting an estimated 68% of patients within the first month after therapy and persisting in approximately 30% of survivors beyond six months. Taxanes and platinum agents are among the most neurotoxic chemotherapeutics, frequently resulting in dose‑limiting neuropathy that compromises treatment efficacy and long‑term survivorship. Despite its clinical significance, no FDA‑approved therapies exist to prevent or treat CIPN, and current off‑label interventions such as duloxetine provide only marginal benefit with notable side effects.

SP16 is a synthetic anti-inflammatory peptide developed to replicate the cytoprotective and anti-inflammatory signaling properties of Serine Protease Inhibitors (SERPINs), such as α1-Antitrypsin (AAT), without exerting protease inhibitory activity. Upon protease binding and enzymatic inactivation, SERPINs undergo a conformational change that exposes a conserved peptide motif (typically 5–11 amino acids), which engages the low-density lipoprotein receptor-related protein 1 (“LRP1”). LRP1 mediates clearance of plasma proteins and initiates downstream anti-inflammatory and cytoprotective signaling. SP16 retains this LRP1‑binding motif while eliminating protease inhibition, resulting in a 17‑amino acid peptide with enhanced plasma stability and potency. In vitro binding studies confirm selective engagement of LRP1 without meaningful affinity for other receptor classes.

Through LRP1 activation, SP16 mitigates damaging inflammation, rebalances immune signaling, and promotes neuronal survival and regeneration. Preclinical studies demonstrate that SP16 alleviates paclitaxel‑induced cold and mechanical allodynia, reduces neuroinflammatory cytokine expression, and promotes neuronal repair via p‑AKT signaling. Importantly, SP16 does not interfere with the anticancer activity of taxanes or other chemotherapeutic classes, a critical safeguard for its use in combination with chemotherapy.

The SP16 program is in early Phase 1 development with a National Cancer Institute funded grant and is expected to start in mid-2026. The first in-human studies are anticipated to involve administration of SP16 to breast cancer patients to investigate the potential for SP16 to reduce neuropathy secondary to treatment with chemotherapeutic agents that are also neurotoxic.

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

As of December 31, 2025, our portfolio of owned Halneuron®-related patents totaled 7 issued families of patents in the United States and abroad. As TTX is a natural molecule, we do not hold Composition of Matter patents. However, we do hold patents related to the manufacturing, formulation, and use of Halneuron®. Exclusivity of our issued patents expires over the period of 2027 to 2030. Once pending patents are issued, exclusivity extends to 2042 and 2045.

Issued Family of Patents

●	Stable Freeze-Dried Pharmaceutical Formulation of Tetrodotoxin
o	U.S.A. (8,124,608)
●	Use of Sodium Channel Blockers for The Treatment of Neuropathic Pain Developing as a Consequence of Chemotherapy
o	PCT International (PCT/EP2007/002662)
o	U.S.A. (9,018,222, 10,149,852, 10,624,896 and 11,419,873)
o	Canada (2,942,085 and 2,647,235)
o	China (101563079)
o	Germany (60 2007 055 539.6)

o	Spain (E11180427)
o	France (2,394,646)
o	United Kingdom (2394646)
o	Italy (502018000000000)
●	Sodium Channel Blocking Compounds Tetrodotoxin Galactopyranosides
o	U.S.A. (8,486,901)

Pending Patent Families

●	Tetrodotoxin Liquid Formulations
o	PCT International (PCT/CA2022/050623)
o	U.S.A. (Application No. 18/556,683)
o	Australia (Application No. 2022261799)
o	Canada (Application No. 3,215,362)
o	China (Application No. 202280030118.1)
o	European Patent Office (Application No. 22790649.2)
o	Hong Kong SAR (Application No. 62024091183.9)
o	Japan (Application No. 2023-565457)
o	South Korea (Application No. 10-2023-7037918)
o	New Zealand (Application No. 804051)
●	Process for the Extraction and Purification of Tetrodotoxin
o	PCT International (Application No. PCT/CA2023/050562)
o	U.S.A. (Application No. 18/880,674)
o	Australia (Application No. 2023301716)
o	Canada (Application No. 3,259,981)
o	China (Application No. 202380051910.X)
o	Europe (Application No. 23834327.1)
o	Hong Kong SAR (Application No. 62025104240.9)
o	Japan (Application No. 2024-576699)

o	South Korea (Application No. 10-2025-7003014)
o	New Zealand (Application No. 817473)
●	Process for the Synthesis of Tetrodotoxin and Intermediates Thereof
o	U.S.A. (Application No. 63/926,858)
●	Intermediates and Process for the Synthesis of Tetrodotoxin
o	U.S.A. (Application No, 63/926.859)

As of December 31, 2025, our licensed SP16 portfolio includes two patent families which include one issued U.S. patent and eight foreign patents. The licensed patent families also include patent applications pending in the U.S. and abroad. The licensed families cover methods of using SP16. Issued patent and patents issuing from the pending applications of the two licensed families are expected to expire in 2036 and 2042.

Issued SP16 Family 1 Patents

●	U.S. (US 11020462)
●	Australia (AU2016317726)
●	Canada (CA2996975)
●	China (ZL201680063220.6, ZL202010764749.9, ZL202110597016.5)
●	Europe (EP3340974; validated in Belgium, Switzerland, Germany, France, United Kingdom, Luxembourg, Monaco, Malta, Netherlands and Sweden)
●	Hong Kong (1258994, 40039746, 40056903)
●	Israel (IL257764)
●	Japan (JP6929272)

Pending SP16 Family 1 Patent Applications

●	China (App. No. 2021105971420)
●	Hong Kong (App. No. 420220463921)
●	US (App. No. 18/899,798)

Pending SP16 Family 2 Patent Applications

●	U.S. (App. Nos. 18/148,942 and 18/726,945)
●	Australia (App. No. 2022431253)
●	Canada (App. No. 3247129)

●	China (App. No. 2022800922844)
●	Europe (App. No. 229192620)
●	Hong Kong (App. Nos. 620251060641 and 620240999214)
●	Israel (App. No. 314135)
●	Japan (App. No. 2024540848)
●	New Zealand (App. No. 812913)

As of December 31, 2025, our antiviral portfolio of owned patents totaled 14 issued patents in the United States and abroad. This includes three Composition of Matter patents, including a Synergistic Patent, and two Method of Use patents in the United States, all of which relate to IMC-1. Exclusivity with all patents extends to 2033.

Issued US IMC-1 Patents

●	U.S. “Composition of Matter” Patents (US 8,809,351 & US 10,034,846) Drug-combination of famciclovir and celecoxib
●	U.S. “Method-of-Use” Patent (US 9,040,546) Famciclovir + celecoxib for the treatment of FM (fibromyalgia), CFS or IBS
●	U.S. “Method-of-Use” Patent (US 9,173,863) Method of dispensing famciclovir + celecoxib in a regimen to treat Functional Somatic Syndrome conditions
●	U.S. “Composition of Matter” Synergistic Patent (US 10,251,853) Synergistic combination for total daily dose of famciclovir and celecoxib

Issued Foreign IMC-1 Patents

●	European Patent (EP 2 811 833 & 2 965 759 – validated in 18 countries)
●	Japan (JP 5855770 & 6422848)
●	Australia (AU 2013217110)
●	China (CN 104144606)
●	Korea (KR 10-1485748)
●	Canada (2,863,812)

U.S. Patents Covering Other Anti-Viral Combinations

●	U.S. 11,096,912 (valacyclovir/celecoxib)

U.S. Pending Applications

●	PCT/US2023/032842 (valacyclovir/celecoxib or famciclovir/celecoxib to treat Alzheimer’s disease or Long-COVID): Nationalized in Australia, Canada, Europe, Japan and U.S.

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

On September 29, 2025, we entered into an Exclusive Licensing Agreement (the “Licensing Agreement”) with Serpin Pharma Inc. (“Serpin Pharma”) and Rejuvenation Labs, Inc. (“Rejuvenation” and, together with Serpin Pharma, “Serpin”), pursuant to which Serpin Pharma granted the Company a royalty-free, sublicensable global license to develop Serpin Pharma’s intravenous formulation of SP16.

Sales and Marketing

If Halneuron®, SP16, IMC-1 or IMC-2 receives regulatory approval, we plan to enter into sales and marketing agreements with one or several pharmaceutical companies to sell to anesthesiologists, oncologists, and to primary care physicians.

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

We are presently developing a synthetically formulated version of Halneuron® to be used for both Phase 3 development as well as for commercialization, presuming success in future development and approval by the FDA.  This new process is nearing completion, as evidenced by the establishment of chemical equivalence between naturally harvested tetrodotoxin and the new synthetic formulation.  We plan to engage with the FDA in the second half of 2026 to discuss their regulatory feedback regarding advancing the synthetic formulation for Phase 3 in 2027. There are several benefits to advancing a synthetically manufactured Halneuron® product, including establishment of a highly repeatable and more cost-effective manufacturing process and to garner significantly longer intellectual property protection, the latter of which we plan to file later this year.

We are working with Serpin Pharma and their contract manufacturer to supply SP16 for development research and may do so for commercialization, presuming continued successful clinical development.

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

U.S. Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of our product candidates for which we may seek regulatory approval. Sales in the U.S. will depend in part on the availability of adequate financial coverage and reimbursement from third-party payors, which include government health programs such as Medicare, Medicaid, TRICARE and the Veterans Administration, as well as managed care organizations and private health insurers. Prices at which we or our customers seek reimbursement for our product candidates can be subject to challenge, reduction or denial by payors.

The process for determining whether a payor will provide coverage for a product is typically separate from the process for setting the reimbursement rate that the payor will pay for the product. Third-party payors may limit coverage to specific products on an approved list or formulary, which might not include all the FDA-approved products for a particular indication. Also, third-party payors may refuse to include a branded drug on their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or another alternative is available. However, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be available. Private payors often rely on the lead of the governmental payors in rendering coverage and reimbursement determinations. Sales of any approved products will therefore depend substantially on the extent to which the costs of our products will be paid by third-party payors. Achieving favorable coverage and reimbursement from the Centers for Medicare and Medicaid Services

(“CMS”) and/or the Medicare Administrative Contractors is typically a significant gating issue for successful introduction of a new product.

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

Human Capital Resources

As of December 31, 2025, we had eight full-time employees and no part-time employees with five employees working in the U.S. and three employees working in Canada. Accordingly, a high percentage of our work performed for our development projects is outsourced to qualified independent contractors. All employees and contractors are subject to contractual agreements that specify requirements for confidentiality, ownership of newly developed intellectual property and restrictions on working for competitors as well as other matters.

Facilities

Dogwood leases offices for its Canadian employees at the address 1150-1100 Melville St, Vancouver, B.C., Canada.  At this time, the Company does not own or lease any location in the United States other than a “virtual office” at the address set forth on the cover page of this Annual Report.

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

Under the terms of the Exchange Agreement, upon the consummation of the Combination, in exchange for all of the outstanding common shares of Pharmagesic, the Company issued to Sealbond an aggregate of (A) 211,383 shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”) and (B) 2,108.3854 shares of the Company’s Series A Non-Voting Convertible Preferred Stock, par value $0.0001 per share (“Series A Preferred Stock”). Each share of Series A Preferred Stock was convertible into 10,000 shares of Common Stock, subject to certain conditions.

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

On March 12, 2025, we entered into a Debt Exchange and Cancellation Agreement (the “Exchange and Cancellation Agreement”) with the Lender. Pursuant to the Exchange and Cancellation Agreement, the principal amount of all loans made to the Company under the Loan Agreement, along with accrued interest through March 12, 2025, was deemed repaid and all of the Company’s obligations satisfied in full and cancelled in exchange for 284.2638 shares of the Company’s Series A-1 Non-Voting Convertible Preferred Stock, par value $0.0001 per share (“Series A-1 Preferred Stock”) (the “Debt Exchange and Cancellation Transaction”).

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

Serpin Licensing Agreement

On September 29, 2025, we entered into the Licensing Agreement with Serpin, pursuant to which Serpin granted the Company a royalty-free, sublicensable global license to develop Serpin Pharma’s intravenous formulation of SP16. SP16 is a first-in-class low density LRP1 agonist which has demonstrated both anti-inflammatory, immunomodulatory and neural repair activity that has the potential to treat chemotherapy-induced peripheral neuropathy. In consideration of the Licensing Agreement, we issued 191,017 shares of Common Stock and 89.5939 shares of Series A-2 Non-Voting Convertible Preferred Stock, par value $0.0001 per share (“Series A-2 Preferred Stock”) to Serpin Pharma and (ii) 191,017 shares of Common Stock and 89.5939 shares of Series A-2 Preferred Stock to Rejuvenation, as further described under “Serpin Equity Issuance and Registration Rights Agreement” below.

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

Pursuant to the Serpin Registration Rights Agreement, we filed a Form S-3 registration statement registering the shares issued under the Serpin Registration Rights Agreement. The Form S-3 registration statement became effective on November 5, 2025. We also granted Serpin customary demand registration and indemnification rights and entered into customary issuer covenants.

Conversion of Preferred Stock to Common Stock

On November 21, 2025, we held a Special Meeting of our stockholders. At the Special Meeting, our stockholders approved for purposes of complying with the applicable provisions of Nasdaq Listing Rule 5635, the potential issuance of our Common Stock upon the conversion of the Company’s Series A Preferred Stock, Series A-1 Preferred Stock, and Series A-2 Preferred Stock.  As a result, on November 21, 2025, all outstanding shares of Series A Preferred Stock, Series A-1 Preferred Stock and Series A-2 Preferred Stock converted into Common Stock at a ratio of one preferred stock to 10,000 shares of Common Stock.

Equity Distribution Agreement

On November 28, 2025, the Company entered into an Equity Distribution Agreement (the “Northland Agreement”) with Northland Securities, Inc., as sales agent, relating to the issuance and sale from time to time by the Company (the “ATM Program”) of shares of the Company’s common stock having an aggregate offering price of up to $8,558,712. We sold shares of Common Stock for gross proceeds of $89,762 pursuant to the Northland Agreement during the fourth quarter of 2025.

On January 9, 2026, the Company provided notice of its termination, effective January 9, 2026, of the Northland Agreement. The Company is not subject to any termination penalties related to the termination of the Northland Agreement.

Registered Offering and Private Placement

Subsequent to year end, on January 11, 2026, the Company entered into an agreement with Maxim Group LLC as placement agent in connection with the issuance and sale by the Company in a registered direct offering of 2,338,948 shares of its Common Stock (the “Registered Offering”), pursuant to an effective shelf registration statement on Form S-3 (File No. 333-287575). In a concurrent private placement (together with the Registered Offering, the “January 2026 Offering”), the Company agreed to sell (i) unregistered pre-funded warrants to purchase up to 2,047,089 shares of Common Stock (the “Pre-funded Warrants”) and (ii) unregistered common stock warrants to purchase up to 4,386,037 shares of Common Stock (the “Common Stock Warrants”) at a combined offering price of $2.85 per share of Common Stock and accompanying Common Stock Warrant and $2.8499 per Pre-funded Warrant and accompanying Common Stock Warrant. The January 2026 Offering closed on January 13, 2026, and the gross proceeds to the Company were approximately $12.5 million. The net proceeds of the January 2026 Offering were approximately $11.4 million after deducting placement agent fees and offering expenses payable by the Company.

On January 15, 2026, the Company filed a Form S-3 Registration Statement for the resale of up to 6,433,126 shares of the Company’s Common Stock consisting of (i) 2,047,089 shares of Common Stock underlying the Pre-Funded Warrants at an exercise price of $0.0001 per share; and (ii) 4,386,037 shares of Common Stock underlying the Common Stock Warrants to purchase shares of Common Stock at an exercise price of $3.28 per share. The Form S-3 Registration Statement was declared effective by the SEC on January 29, 2026.

Subsequent to year end, the Company received notification and payment for the exercise of 1,319,089 Pre-Funded Warrants at an exercise price of $0.0001 per share and 1,319,089 shares of Common Stock were issued. As of March 10, 2026, there are 728,000 Pre-Funded Warrants outstanding.

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

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below and the other information contained in the Annual Report on Form 10-K. Our business, financial condition, results of operations or prospects could be materially and adversely affected if any of these risks occurs, and as a result, the market price of our common stock could decline. Certain of the risk factors described below include references to past events as examples. These examples, or the absence of other examples, should not be viewed as a representation as to whether or not the events, factors or contingencies described in our risk factors have or have not occurred. Instead, the disclosures in this section reflect our beliefs and opinions as to the factors, events or contingencies that could materially and adversely affect us in the future.

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

Our financial statements as of December 31, 2025 were prepared under the assumption that we will continue as a going concern for the next twelve months. Due to our recurring losses from operations, we concluded that there is substantial doubt in our ability to continue as a going concern within one year after the financial statements are issued without additional capital becoming available. Our independent registered public accounting firm has issued an audit report that includes an explanatory paragraph referring to the uncertainty regarding our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We are not currently profitable, and we may never achieve or sustain profitability.

We are a development-stage biotechnology company with a limited operating history and have incurred losses since our formation. We incurred consolidated net losses of $34,257,370 and $12,349,724 for each of the years ended December 31, 2025 and 2024. As of December 31, 2025, we had an accumulated deficit of $108,076,316. We have not commercialized any products and have never generated revenue from the commercialization of any product. To date, we have devoted most of our financial resources to research and development, including our preclinical and clinical work, and to intellectual property.

We expect to incur significant additional operating losses for the next several years, at least, as we advance our product candidates through clinical development, complete clinical trials, seek regulatory approval and commercialize the drug or any other product candidates we develop in the future, if approved. The costs of advancing product candidates into each clinical phase tend to increase substantially over the duration of the clinical development process. Therefore, the total costs to advance any of our product candidates to marketing approval in even a single jurisdiction will be substantial. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of any products or achieve or maintain profitability. Our expenses will also increase substantially if and as we:

●	conduct our Phase 3 studies or conduct clinical trials for any other indications or other product candidates;

●	establish sales, marketing, distribution, and compliance infrastructures to commercialize products for which we obtain marketing approval;
●	maintain, expand and protect our intellectual property portfolio;
●	hire additional clinical, scientific and commercial personnel;
●	add operational, financial and management information systems and personnel, including personnel to support our development and planned future commercialization efforts, as well as to support our transition to a public reporting company; and
●	acquire or in-license or invent other product candidates or assets.

Furthermore, our ability to successfully develop, commercialize and license any product candidates and generate product revenue is subject to substantial additional risks and uncertainties, as described below under “— Risks Related to Development, Clinical Testing, Manufacturing and Regulatory Approval” and “— Risks Related to Commercialization.” As a result, we expect to continue to incur net losses and negative cash flows for the foreseeable future. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity (deficit) and working capital. The amount of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. If we are unable to develop and commercialize one or more product candidates, either alone or through collaborations, or if revenues from any product that receives marketing approval are insufficient, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain profitability or meet outside expectations for our profitability. If we are unable to achieve or sustain profitability or to meet outside expectations for our profitability, the value of our common stock will be materially and adversely affected.

We will require additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to complete the development and commercialization of our product candidates.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to advance the clinical development, launch and commercialization (if we receive regulatory approval) of our development product candidates. We will require additional capital for the further development and potential commercialization of our product candidates. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Our cash and cash equivalents on hand as of December 31, 2025 is not sufficient to fund our operations and capital requirements for at least the next 12 months subsequent to the filing date of the Company’s Annual Report on Form 10-K.  Currently, the planned research and development activities for the next year include advancing the Halneuron® Phase 2b clinical trial for the treatment of CINP with top-line data readout in the third quarter of 2026. The capital raised in January of 2026 funds the ongoing Halneuron® Phase 2b CINP study through completion; the commencement of a Phase 2b extension study; further development of the synthetic production and scale-up process of Halneuron®; continued salaries and benefits; and continued operations in the U.S. and Canada. We have based this estimate on assumptions that may prove to be wrong, and we could deploy our available capital resources sooner or for other purposes than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to the:

●	initiation, progress, timing, costs and results of preclinical studies and clinical trials, including patient enrollment in such trials;
●	clinical development plans we establish for product candidates we develop in the future;

●	obligation to make royalty and non-royalty sublicense receipt payments to third-party licensors, if any, under our licensing agreements;
●	number and characteristics of product candidates that we discover or in-license and develop;
●	outcome, timing and cost of regulatory review by the FDA and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies than those that we currently expect;
●	costs of filing, prosecuting, defending and enforcing any patent claims and maintaining and enforcing other intellectual property rights;
●	effects of competing technological and market developments;
●	costs and timing of the implementation of commercial-scale manufacturing activities; and
●	costs and timing of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates and uncertainty about economic stability. For example, the Russia-Ukraine conflict and the conflict between U.S., Israel and Iran have created extreme volatility in the global capital markets and may continue to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of geopolitical unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive.

We have a limited operating history and no history of commercializing pharmaceutical products, which may make it difficult to evaluate the prospects for our future viability.

We were established and began operations in 2012. Our operations to date have been limited to financing and staffing our company, conducting proof-of-concept studies for IMC-1 and IMC-2, and conducting preclinical and clinical studies of IMC-1. In October 2024, we acquired Halneuron® through the formation of Dogwood Therapeutics, Inc. and are currently conducting a Phase 2b clinical trial in CINP. SP16 is the focus of a planned Phase 1b study that is fully funded through a research grant supplied by the National Cancer Institute, with patient enrollment projected to start in mid-2026. Our experience includes testing IMC-1 and IMC-2 in clinical trials for safety and proof-of-concept. We have not yet demonstrated the ability to successfully obtain marketing approval, manufacture a commercial scale product, arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

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

Risks Related to Development, Clinical Testing, Manufacturing and Regulatory Approval

We are heavily dependent on the success of our product candidates which are still under clinical development, and if these candidates do not receive regulatory approval or, if approved, our commercialization efforts are unsuccessful, our business may be harmed.

We do not have any products that have been granted regulatory approval. Currently, our product candidates under active development include Halneuron® for the treatment of CINP and SP16 for the treatment of neuropathy and nerve damage. As a result, our business is dependent on our ability to successfully complete clinical development of, obtain regulatory approval for, and, if approved, successfully commercialize these candidates in a timely manner. We cannot commercialize these candidates in the United States without first obtaining regulatory approval from the FDA; similarly, we cannot commercialize these candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of these candidates for a target indication, we must demonstrate with substantial evidence gathered in preclinical studies and clinical trials and, with respect to approval in the United States, to the satisfaction of the FDA, that our product candidates are safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate. If we are unable to obtain regulatory approval for our product candidates in one or more jurisdictions, or any approval we receive contains significant limitations or requirements, we may not be able to obtain sufficient funding or generate sufficient revenue to continue the development of any other product candidate that we may in-license, develop or acquire in the future. Furthermore, even if we obtain regulatory approval, we will still need to develop a commercial organization, establish commercially viable pricing and obtain approval for adequate reimbursement from third-party and government payors. If we are unable to successfully commercialize approved products, we may not be able to earn sufficient revenue to continue our business.

Approved products are subject to continuing obligations regarding manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, post-marketing studies, and submission of safety and efficacy data under U.S. federal and state laws and comparable foreign regulations. Holders of Biologics License Applications (BLAs) or New Drug Applications (NDAs), as well as manufacturing facilities, must comply with current Good Manufacturing Practice (cGMP) requirements and are subject to ongoing inspections by the FDA and foreign authorities. Compliance requires significant time, resources, and investment in manufacturing, quality control, and regulatory oversight.

Promotional activities are strictly regulated and must align with approved labeling; “off-label” promotion is prohibited. Changes to an approved product, its labeling, or manufacturing process generally require prior regulatory approval. Regulatory authorities may also mandate post-marketing studies to confirm safety and efficacy. Failure to complete such studies or negative outcomes could result in withdrawal of marketing approval.

If regulators identify previously unknown safety issues, manufacturing deficiencies, or improper marketing practices, they may impose restrictions or require product withdrawal. Noncompliance with regulatory requirements could result in:

•Warning letters;

•Civil or criminal penalties;

•Suspension or withdrawal of approvals;

•Clinical trial holds;

•Refusal to approve pending applications;

•Operational restrictions, including closure of manufacturing facilities; or

•Product seizures or recalls.

Government investigations of alleged violations could require significant resources and generate negative publicity. Any sanctions or loss of approval would adversely affect commercialization and revenue generation, and materially harm our business.

Regulatory policies may change, and new requirements may be introduced that delay or prevent approval of products derived from our candidates. We cannot predict future legislative or administrative actions in the United States, Europe, or other jurisdictions. If such actions limit regulatory operations, our business could be negatively impacted. Failure to adapt to evolving requirements or maintain compliance could result in loss of marketing approvals and prevent us from achieving or sustaining profitability.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Because the results of preclinical studies and early clinical trials are not necessarily predictive of future results, our product candidates may not have favorable results in later preclinical and clinical studies or receive regulatory approval. We may experience delays in initiating and completing any clinical trials that we intend to conduct, and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, or at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

●	the FDA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical studies;
●	obtaining regulatory approval to commence a trial;
●	reaching an agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	obtaining Institutional Review Board, or IRB, approval at each site, or Independent Ethics Committee, or IEC, approval at sites outside the United States;
●	recruiting suitable patients to participate in a trial in a timely manner and in sufficient numbers;
●	having patients complete a trial or return for post-treatment follow-up;
●	imposition of a clinical hold by regulatory authorities or IRBs, including as a result of unforeseen safety issues or side effects or failure of trial sites to adhere to regulatory requirements or follow trial protocols;
●	clinical sites deviating from trial protocol, committing fraud or other violations of regulatory requirements, or dropping out of a trial, which can render data from that site unusable in support of regulatory approval;

●	addressing patient safety concerns that arise during the course of a trial;
●	adding a sufficient number of clinical trial sites; or
●	manufacturing sufficient quantities of our product candidates for use in clinical trials.

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

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming, expensive, and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for Halneuron®, SP16 or any other product candidates we develop in the future, our business will be substantially harmed.

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that we will never obtain regulatory approval for any product candidates. We are not permitted to market any of our product candidates in the United States until we receive regulatory approval from the FDA. Our ability to successfully obtain regulatory approval from the FDA or comparable foreign regulatory authorities is subject to many risks and uncertainties, including the occurrence of one or more of the following:

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

The FDA charges drug and biologic product manufacturers user fees, which are adjusted on an annual basis in accordance with the Prescription Drug User Fee Act, or PDUFA. The fee for the submission of an NDA for which clinical data is substantial (for example, for the fiscal year 2025 this application fee exceeds $4.1 million), and the sponsor of an approved NDA is also subject to an annual program fee, currently more than $400,000 per program. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

The FDA or comparable foreign regulatory bodies can delay, limit or deny approval of our product candidates or require us to conduct additional preclinical or clinical testing or abandon a program for many reasons, including:

●	the FDA or comparable foreign regulatory authorities may disagree with the adequacy of the design or implementation of our clinical trials;
●	the FDA or comparable foreign regulatory authorities may disagree with our safety interpretation of our drug;
●	the FDA or comparable foreign regulatory authorities may disagree with our efficacy interpretation of our drug; or
●	the FDA or comparable foreign regulatory authorities may regard our CMC package as inadequate, and more particularly:
o	if our NDA does not include adequate tests by all methods reasonably applicable to show whether such drug is safe for use under the conditions prescribed, recommended, or suggested in the proposed labeling thereof;
o	if the results of such tests show that such drug is unsafe for use under such conditions or do not show that such drug is safe for use under such conditions;

o	if the methods used in, and the facilities and controls used for, the manufacture, processing, and packing of such drug are inadequate to preserve its identity, strength, quality, and purity;
o	if FDA determines that it has insufficient information to determine whether such drug is safe for use under such conditions;
o	if based on information we submit and any other information before the FDA, the FDA determines there is a lack of substantial evidence that the drug will have the effect it purports or is represented to have under the conditions of use prescribed, recommended, or suggested in the proposed labeling thereof; or
o	if FDA determines that our labeling is false or misleading in any particular way.

Of the large number of drugs in development, only a small percentage successfully complete the regulatory approval processes and are commercialized. This lengthy approval process, as well as the unpredictability of future clinical trial results, may result in our failing to obtain regulatory approval to market any of our product candidates, which would significantly harm our business, results of operations and prospects.

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

The results of preclinical studies, early clinical trials or analyses of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. In addition, conclusions based on promising data from analyses of clinical results may be shown to be incorrect when implemented in prospective clinical trials. Even if our clinical trials for any of our product candidates are completed as planned, we cannot be certain that their results will support the safety and efficacy sufficient to obtain regulatory approval.

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

Serious adverse events or undesirable side effects caused by any of our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Results of any clinical trial we conduct could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics.

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

Additionally, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may withdraw approvals of such product;
●	regulatory authorities may require additional warnings on the label, such as a “black box” warning or contraindication;
●	additional restrictions may be imposed on the marketing of the particular product or the manufacturing processes for the product or any component thereof;

●	we may be required to implement a Risk Evaluation and Mitigation Strategy, or REMS, or create a medication guide outlining the risks of such side effects for distribution to patients. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patent registries. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS; the FDA will not approve the NDA without a REMS, if required. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval;
●	we could be sued and held liable for harm caused to patients;
●	the product may become less competitive; and
●	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of a product candidate, if approved, and could significantly harm our business, results of operations and prospects.

The market opportunities for Halneuron® and/or SP16, if approved, may be smaller than we anticipate.

We are developing Halneuron® for the treatment of CINP and neuropathic pain and SP16 for neuropathy. Our estimates of market potential have been derived from a variety of sources, including scientific literature, patient foundations and primary and secondary market research, and may prove to be incorrect. Even if we obtain significant market share for any product candidate, if approved, if the potential target populations are small, we may never achieve profitability without obtaining marketing approval for additional indications.

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

Even if we obtain FDA approval for Halneuron®, SP16 or any other product candidate we develop in the future in the United States, we may never obtain approval for or commercialize those product candidates in any other jurisdiction, which would limit our ability to realize their full global market potential.

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

Even if we obtain regulatory approval for Halneuron®, SP16 or any other product candidate we develop in the future, we will still face extensive and ongoing regulatory requirements and obligations and any product candidates, if approved, may face future development and regulatory difficulties.

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

We may seek a Breakthrough Therapy designation for Halneuron® from the FDA. However, we might not receive such designation, and even if we do, such designation may not lead to a faster development or regulatory review or approval process.

We may seek a Breakthrough Therapy designation for Halneuron®, SP16 or one or more of our other product candidates. A Breakthrough Therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA may also be eligible for priority review if supported by clinical data at the time the NDA is submitted to the FDA.

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

The use of Halneuron®, SP16 or any other product candidates we may develop in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by patients, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse effects or unanticipated manufacturing defects. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

●	impairment of our business reputation and significant negative media attention;
●	withdrawal of participants from our clinical trials;
●	significant costs to defend the litigation;
●	distraction of management’s attention from our primary business;
●	substantial monetary awards to patients or other claimants;
●	inability to commercialize Halneuron®, SP16 or any other product candidate we develop in the future;
●	product recalls, withdrawals or labeling, marketing or promotional restrictions;
●	decreased market demand for any product; and
●	loss of revenue.

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

The biopharmaceutical and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. Our success is highly dependent on our ability to acquire, develop, and obtain marketing approval for new products on a cost-effective basis and to market them successfully. If Halneuron®, SP16 or other development products are approved, we will face intense competition from a variety of businesses, including large, fully integrated pharmaceutical companies, specialty pharmaceutical companies and biopharmaceutical companies in the United States and other jurisdictions. These organizations may have significantly greater resources than we do and may conduct similar research; seek patent protection; and establish collaborative arrangements for research, development, manufacturing and marketing of products that may compete with us.

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

Our products may be subject to certain legal and regulatory requirements regarding the packaging, distribution, sale, and labeling of medical products in the United States.

If our products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Manufacturing, sales, promotion and other activities also are potentially subject to federal and state consumer protection and unfair competition laws.

The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

The failure to comply with any of these laws or regulatory requirements subjects’ firms to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in criminal prosecution, fines or other penalties, injunctions, exclusion from federal healthcare programs, requests for recall, seizure of products, total or partial suspension of production, denial or withdrawal of product approvals, or refusal to allow a firm to enter into supply contracts, including government contracts. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Prohibitions or restrictions on sales or withdrawal of future products marketed by us could materially affect our business in an adverse way.

Changes in regulations, statutes, or the interpretation of existing regulations could impact our business in the future by requiring, for example, (i) changes to our manufacturing arrangements, (ii) additions or modifications to product labeling, (iii) the recall or discontinuation of our products or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

We may face early generic competition for Halneuron®, SP16 or any other products we successfully develop and market.

Pharmaceutical companies developing novel products face intense competition from generic drug manufacturers who aggressively seek to challenge patents and non-patent exclusivities for branded products, and who are able to use much less-onerous product development and FDA approval pathways for their generic products. The active ingredient of Halneuron®, tetrodotoxin, is available for purchase in the open market today. Under FDA’s generic drug approval processes, described in more detail in the section titled “Hatch-Waxman and Generic Competition,” we believe that Halneuron® would still be eligible for the 5 year NCE Exclusivity period, because Halneuron has not previously been approved for any indication by FDA.

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

The successful commercialization of Halneuron® or any other product candidate we develop in the future will depend in part on the extent to which governmental authorities and health insurers establish adequate coverage, reimbursement levels, and pricing policies. Failure to obtain or maintain coverage and adequate reimbursement for our product candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue.

The availability and adequacy of coverage and reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford prescription medications. Our ability to achieve acceptable levels of coverage and reimbursement for products by governmental authorities, private health insurers and other organizations will have an effect on our ability to successfully commercialize our drug and any other product candidates we develop. Assuming we obtain coverage for our product candidates by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. We cannot be sure that coverage and reimbursement in the United States or elsewhere will be available for our product candidates or any product that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.

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

Even if any of our product candidates we develop receives marketing approval, it may fail to achieve market acceptance by physicians, patients, third-party payors or others in the medical community necessary for commercial success.

If any product candidate we develop receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If it does not achieve an adequate level of acceptance, we may not generate significant product revenues or become profitable. The degree of market acceptance of our product candidates, if approved, will depend on a number of factors, including but not limited to:

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

If we are unable to establish sales, marketing and distribution capabilities either on our own or in collaboration with third parties, we may not be successful in commercializing any product candidate that receives regulatory approval.

We do not have any infrastructure for the sales, marketing or distribution of any products, or compliance functions related to such activities, and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market and successfully commercialize any of our product candidates that receive regulatory approval, we must build our sales, distribution, marketing, managerial, compliance, and other non-technical capabilities or make arrangements with third parties to perform these services. We may choose to build a focused sales, distribution and marketing infrastructure to market an approved product in the United States and potential other major markets. There are significant expenses and risks involved with establishing our own sales, marketing and distribution capabilities, including our ability to hire, retain and appropriately incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, oversee the compliance of sales and marketing functions, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing, distribution and compliance capabilities could delay any product launch, which would adversely impact the commercialization of that product. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

If we are unable to build our own sales force or negotiate a collaborative relationship for the commercialization of our approved product(s), we may be forced to delay the potential commercialization of the drug or reduce the scope of our sales or marketing activities. If we need to increase our expenditures to fund commercialization activities, we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all. We may also have to enter into collaborative arrangements for product candidates at an earlier stage than otherwise would be ideal and we may be required to relinquish rights to it or otherwise agree to terms unfavorable to us. Any of these occurrences may have an adverse effect on our business, operating results and prospects.

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

We currently rely on third-party contract manufacturing organizations, or CMOs, for the production of clinical supply of Halneuron® and SP16 and intend to rely on CMOs for the production of commercial supplies. Our dependence on CMOs may impair the development and commercialization of the drug, which would adversely impact our business and financial position.

We have limited personnel with experience in manufacturing, and we do not own facilities for manufacturing. Instead, we rely on and expect to continue to rely on CMOs for the supply of cGMP grade clinical trial materials and commercial quantities. Reliance on CMOs may expose us to more risk than if we were to manufacture our product candidates ourselves. We intend to manufacture a sufficient clinical supply of Halneuron® and SP16 to enable us to complete future clinical trials, and we have also engaged a CMO to provide clinical and commercial supply of drug product.

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

Our CROs are not our employees, and we do not control whether they devote sufficient time and resources to our clinical trials. Our CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials, or other drug development activities, which could harm our competitive position. We face the risk of potential unauthorized disclosure or misappropriation of our intellectual property by CROs, which may reduce our trade secret protection and allow our potential competitors to access and exploit our proprietary technology. If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for any other reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize any product candidate that we develop. As a result, our financial results and the commercial prospects for any product candidate that we develop would be harmed, our costs could increase, and our ability to generate revenue could be delayed.

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

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations, and customers, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our product candidates, if approved. Such laws include:

●	the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving, or providing any remuneration (including any kickback, bribe, or certain rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order, or recommendation of, any good, facility, item, or service, for which payment may be made, in whole or in part, under U.S. federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. The U.S. federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other hand;
●	the U.S. federal false claims and civil monetary penalties laws, including the civil False Claims Act, or FCA, which, among other things, impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the U.S. federal government, claims for payment or approval that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. A claim includes “any request or demand” for money or property presented to the federal government. In addition, manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims;
●	the U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose, among other things, specified requirements relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization by covered entities subject to the rule, such as health plans, healthcare clearinghouses and healthcare providers as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;
●	the FDCA, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;
●	the U.S. federal legislation commonly referred to as the Physician Payments Sunshine Act, enacted as part of the ACA, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics, and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the government information related to certain payments and other transfers of value to physicians and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;
●	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
●	federal government price reporting laws, which require us to calculate and report complex pricing metrics to government programs and which may be used in the calculation of reimbursement and/or discounts on marketed products;

●	the Foreign Corrupt Practices Act, a United States law which regulates certain financial relationships with foreign government officials (which could include, for example, certain medical professionals);
●	the national anti-bribery laws and laws governing interactions with healthcare professionals of European Union Member States;
●	the U.K. Bribery Act 2010; and
●	analogous U.S. state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales, and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

As of December 31, 2025, we had U.S. federal net operating loss carryforwards, or NOLs, of approximately $45,410,000 and Georgia and Florida state NOLs of approximately $58,689,000 and $1,750,000, respectively. As of December 31, 2025, we also had Canadian non-capital loss carryforwards of approximately $22,024,000, which have a twenty-year carryforward and begin expiring in 2026 and Hong Kong tax losses carryforwards of approximately $58,026,000, which have no expiry. These net operating losses can be carried forward and applied against future taxable income, if any. A full allowance for the value of the NOLs is provided for in our audited consolidated financial statements for the year of December 31, 2025 included in this Annual Report on Form 10-K. We cannot guarantee what the ultimate outcome or amount of the benefit we may receive from the NOLs, if any, will be. If we become profitable in the future, our ability to use net operating loss carryforwards and other tax attributes to offset future taxable income or reduce taxes may be subject to limitations.

Risks Related to Our Intellectual Property

Our patents may be challenged in courts or in patent offices which could result in the invalidation, narrowing or unenforceability of our patents and our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

There is no assurance that all the potentially relevant prior art relating to our patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue and even if such patents further cover Halneuron®, SP16 or any other product candidates we develop in the future, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, invalidated, or held unenforceable. Any successful opposition to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any product candidates that we may develop. Further, if we encounter delays in regulatory approvals, the period during which we could market a product candidate under patent protection could be reduced.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

●	others may be able to make products that are similar to Halneuron®, SP16, IMC-1, IMC-2 or any other product candidates we develop in the future but that are not covered by the claims of the patents that we own or license from others;
●	others may independently develop similar or alternative technologies or otherwise circumvent any of our technologies without infringing our intellectual property rights;
●	we or any of our collaborators might not have been the first to conceive and reduce to practice the inventions covered by the patents or patent applications that we own, license or will own or license;

●	we or any of our collaborators might not have been the first to file patent applications covering certain of the patents or patent applications that we or they own or have obtained a license, or will own or will have obtained a license;
●	it is possible that our pending patent applications will not lead to issued patents;
●	issued patents that we own may not provide us with any competitive advantage, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;
●	our competitors might conduct research and development activities in countries where we do not have patent rights, or in countries where research and development safe harbor laws exist, and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
●	ownership of our patents or patent applications may be challenged by third parties; and
●	the patents of third parties or pending or future applications of third parties, if issued, may have an adverse effect on our business.

Our reliance on third parties requires us to share our trade secrets, which increases the possibility that our trade secrets will be misappropriated or disclosed, and confidentiality agreements with employees and third parties may not adequately prevent disclosure of trade secrets and protect other proprietary information.

We consider proprietary trade secrets or confidential know-how and unpatented know-how to be important to our business. We may rely on trade secrets or confidential know-how to protect our technology, especially where patent protection is believed by us to be of limited value. Because we expect to rely on third parties to manufacture any of our product candidates, and we expect to collaborate with third parties on the development of any of our product candidates we develop in the future, we must, at times, share trade secrets with them. We also conduct joint research and development programs that may require us to share trade secrets under the terms of our research and development partnerships or similar agreements. However, trade secrets or confidential know-how can be difficult to maintain as confidential.

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

A third party may hold intellectual property, including patent rights that are important or necessary to the development or commercialization of any of our product candidates. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our product candidates we develop in the future, in which case we would be required to obtain a license from these third parties. Such a license may not be available on commercially reasonable terms, or at all, which could materially harm our business. At this time, we are unaware of any intellectual property that interferes with ours or is complementary and needed to commercialize Halneuron® or SP16.

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

Our computer systems, as well as those of our CROs and other contractors and consultants, are vulnerable to damage from computer viruses, unauthorized access, natural disasters (including hurricanes), terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs. For example, the loss of preclinical or clinical trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of any product candidates we develop could be delayed.

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

The market price of our common stock is highly volatile and is subject to wide fluctuations in response to a variety of factors, including the following:

●	delay in clinical trial enrolment and data readouts;
●	material cost overruns in clinical trials;
●	any delay in submitting an NDA and any adverse development or perceived adverse development with respect to the FDA’s review of that NDA;
●	failure to successfully develop and commercialize Halneuron®, SP16 or any other product candidates we develop in the future;
●	inability to obtain additional funding;
●	regulatory or legal developments in the United States and other countries applicable to Halneuron®, SP16 or any other product candidate we develop in the future;
●	adverse regulatory decisions;
●	changes in the structure of healthcare payment systems;
●	inability to obtain adequate product supply for Halneuron®, SP16 or any other product candidate, or the inability to do so at acceptable prices;
●	introduction of new products, services or technologies by our competitors;
●	failure to meet or exceed financial projections we provide to the public;
●	failure to meet or exceed the estimates and projections of the investment community;
●	changes in the market valuations of companies similar to ours;
●	market conditions in the pharmaceutical and biotechnology sectors, and the issuance of new or changed securities analysts’ reports or recommendations;
●	announcements of significant acquisitions, strategic collaborations, joint ventures or capital commitments by us or our competitors;
●	significant lawsuits, including patent or shareholder litigation, and disputes or other developments relating to our proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
●	additions or departures of key scientific or management personnel;
●	sales of our common stock by us or our shareholders in the future;
●	trading volume of our common stock;

●	general economic, industry and market conditions; and
●	the other factors described in this “Risk Factors” section.

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

We are a “smaller reporting company” and the reduced reporting requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We no longer qualify as an emerging growth company, but we still qualify as a “smaller reporting company,” which allows us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 and reduced disclosure obligations regarding executive compensation.

We cannot predict if investors will find our common stock less attractive because we may rely on this exemption. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

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

Following the Combination, a significant amount of our total assets are related to acquired intangible assets and goodwill, which are subject to annual impairment reviews, or more frequent reviews if events or circumstances indicate that the carrying value may not be recoverable. For example, in 2025 and 2024 we recorded a cumulative translation gain of $3.3 million and a translation loss of $3.8 million, respectively, primarily related to our acquired intangible assets located in Canada, primarily due to fluctuations in the exchange rate between the U.S. dollar and the Canadian dollar and future exchange rate fluctuations may require us to incur additional translation losses. Because of the significance of these assets, any charges for impairment as well as amortization of intangible assets could have a material adverse effect on the combined company’s results of operations and financial condition.

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

On November 15, 2024, we received a letter from Nasdaq notifying us that the amount of our stockholders’ equity had fallen below the $2,500,000 required minimum for continued listing under Listing Rule 5550(b) (the “Rule”). The letter also noted that we did not meet the alternatives of market value of listed securities or net income from continuing operations and, therefore, no longer comply with the Nasdaq Listing Rules. The notice had no immediate effect on the continued listing status of the Company’s common stock on the Nasdaq Capital Market, and, therefore, the Company’s listing remains fully effective. On December 27, 2024, we submitted to Nasdaq a plan of compliance to achieve and sustain compliance with the Rule. On February 2, 2025, we received a letter from Nasdaq granting us until May 14, 2025 to regain our compliance with the Nasdaq Listing Rules. As of March 14, 2025, after giving effect to the Exchange and Cancellation Agreement and the March 2025 Offering and the deduction of related estimated placement agent fees and estimated offering expenses payable by us, our total stockholders’ equity was estimated to be more than $2.5 million.  As of December 31, 2025, our total stockholders’ equity is $74.9 million.

Holders of Record

As of March 10, 2026, there were approximately 100 holders of record of shares of our common stock. This number does not reflect the beneficial holders of our common stock who hold shares in street name through brokerage accounts or other nominees.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future.

Per the Certificate of Designation, holders of Series A Preferred Stock were entitled to receive, and the Company paid, payment-in-kind dividends on each share of Series A Preferred Stock, which accrued at a rate equal to five percent (5.0%) per annum payable in shares of Series A Preferred Stock on the date that is 180 days after the date of the original issuance of such Series A Preferred Stock or such earlier date that such holder may convert any portion of the Series A Preferred Stock to Common Stock. Holders of Series A-1 Non-Voting Convertible Preferred Stock and the Series A-2 Non-Voting Convertible Preferred Stock were not entitled to receive a dividend.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended December 31, 2025.

Recent Sales of Unregistered Securities

We did not issue any equity securities during the year ended December 31, 2025 that were not registered under the Securities Act and that have not otherwise been described in a Quarterly Report on Form 10-Q or a Periodic Report on Form 8-K.

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

Summary Overview

We are a pre-revenue, development-stage biopharmaceutical company with a pipeline focused on developing new medicines to treat pain and neuropathy. Our Halneuron® Nav1.7 modulation program is intended to treat chronic neuropathic pain and acute pain disorders. Our recently licensed SP16 program is centered on a cell signaling molecule that has shown early promise in treating neuropathy and nerve damage.

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

In the first quarter of 2025, we commenced a HAL-CINP-203 clinical trial in the United States. HAL-CINP-203 is a double-blind, placebo controlled clinical trial to access the efficacy and safety of Halneuron® in approximately 240 patients with moderate to severe neuropathic pain caused by previous platinum and/or taxane chemotherapy. The primary efficacy endpoint is the change from baseline at week 4 in the weekly average of daily 24-hour recall pain intensity scores, comparing Halneuron® to placebo. The secondary endpoints are patient global impression of change, PROMIS regarding fatigue, PROMIS related to sleep, PROMIS-29, pain interference, hospital anxiety and depression scale and neuropathic pain symptom inventory. We released interim data from HAL-CINP-203 in December 2025 and expect to have top-line results available during the third quarter of 2026.

SP16 Program

SP16 is currently at the Phase 1 stage with studies in breast cancer patients scheduled to begin in mid-2026.  These initial investigational studies are supported by a National Cancer Institute grant to investigate the potential for SP16 to reduce neuropathy secondary to treatment with chemotherapeutic agents that are also neurotoxic. SP16 is the focus of a planned Phase 1b study that is fully funded through a research grant supplied by the National Cancer Institute, with patient enrollment projected to start in mid-2026.

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

Registered Direct Offering

On March 12, 2025, we entered into an agreement with Maxim Group LLC as placement agent in connection with the issuance and sale by the Company in a registered direct offering of 578,950 shares of our Common Stock at a price of $8.26 per share, pursuant to an effective shelf registration statement on Form S-3 (File No. 333-263700) (the “March 2025 Offering”).  The March 2025 Offering closed on March 14, 2025, and the gross proceeds were approximately $4.78 million. The net proceeds of the March 2025 Offering were approximately $4.25 million after deducting placement agent fees and offering expenses payable by the Company.

Serpin License Agreement

On September 29, 2025, the Company entered into the Licensing Agreement with Serpin, pursuant to which Serpin granted the Company an exclusive royalty-free, sublicensable global license to develop Serpin Pharma’s intravenous formulation of SP16. SP16 is a first-in-class low density LRP1 agonist which has demonstrated both anti-inflammatory, immunomodulatory and neural repair activity that has the potential to treat chemotherapy-induced peripheral neuropathy. In consideration of the Licensing Agreement, the Company issued shares of common stock and Series A-2 Non-Voting Convertible Preferred Stock to Serpin Pharma and Rejuvenation.

Conversion of Preferred Stock to Common Stock

On November 21, 2025, we held a Special Meeting of our stockholders. At the Special Meeting, our stockholders approved for purposes of complying with the applicable provisions of Nasdaq Listing Rule 5635, the potential issuance of our Common Stock upon the conversion of the Company’s Series A Preferred Stock, Series A-1 Preferred Stock, and Series A-2 Preferred Stock.  As a result, on November 21, 2025, all outstanding shares of Series A Preferred Stock, Series A-1 Preferred Stock and Series A-2 Preferred Stock converted into Common Stock at a ratio of one preferred stock to 10,000 shares of Common Stock.

Equity Distribution Agreement

On November 28, 2025, the Company entered into an Equity Distribution Agreement (the “Northland Agreement”) with Northland Securities, Inc., as sales agent, relating to the issuance and sale from time to time by the Company (the “ATM Program”) of shares of the Company’s common stock having an aggregate offering price of up to $8,558,712. We have sold shares of Common Stock for gross proceeds of $89,762 pursuant to the Northland Agreement during the fourth quarter of 2025.

Recent Developments

On January 9, 2026, the Company provided notice of its termination, effective January 9, 2026, of the Northland Agreement. The Company is not subject to any termination penalties related to the termination of the Northland Agreement.

Subsequent to year end, on January 11, 2026, the Company entered into an agreement with Maxim Group LLC as placement agent in connection with the issuance and sale by the Company in a registered direct offering of 2,338,948 shares of its Common Stock (the “Registered Offering”), pursuant to an effective shelf registration statement on Form S-3 (File No. 333-287575). In a concurrent private placement (together with the Registered Offering, the “January 2026 Offering”), the Company agreed to sell (i) unregistered pre-funded warrants to purchase up to 2,047,089 shares of Common Stock (the “Pre-funded Warrants”) and (ii) unregistered common stock warrants to purchase up to 4,386,037 shares of Common Stock (the “Common Stock Warrants”) at a combined offering price of $2.85 per share of Common Stock and accompanying Common Stock Warrant and $2.8499 per Pre-funded Warrant and accompanying Common Stock Warrant. The January 2026 Offering closed on January 13, 2026, and the gross proceeds to the Company were approximately $12.5 million. The net proceeds of the January 2026 Offering were approximately $11.4 million after deducting placement agent fees and offering expenses payable by the Company.

On January 15, 2026, the Company filed a Form S-3 Registration Statement for the resale of up to 6,433,126 shares of the Company’s Common Stock consisting of (i) 2,047,089 shares of Common Stock underlying the Pre-Funded Warrants at an exercise price of $0.0001 per share; and (ii) 4,386,037 shares of Common Stock underlying the Common Stock Warrants to purchase shares of Common Stock at an exercise price of $3.28 per share. The Form S-3 Registration Statement was declared effective by the SEC on January 29, 2026.

Subsequent to year end, the Company received notification and payment for the exercise of 1,319,089 Pre-Funded Warrants at an exercise price of $0.0001 per share and 1,319,089 shares of Common Stock were issued. As of March 10, 2026, there are 728,000 Pre-Funded Warrants outstanding.

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

Our research and development expenses in 2025 included approximately $12.0 million of acquired In-Process Research and Development (“IPR&D”) related to the Licensing Agreement with Serpin and approximately $9.8 million on the development of Halneuron® including costs associated with the HAL-CINP-203 clinical trial and development related activities associated with the synthetic manufacture of Halneuron®.

As we advance the HAL-CINP-203 clinical trial, we expect our research and development expenses related to the development of Halneuron® to increase. These expenditures are subject to numerous uncertainties regarding timing and cost to completion. Completion of our clinical development and clinical trials may take several years or more. Because of the numerous risks and uncertainties associated with product development, we cannot determine with certainty the duration and completion costs of the current or future studies and clinical trials or if, when, or to what extent we will generate revenues from the commercialization and sale of our product candidates. We may never succeed in achieving regulatory approval for our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

●	successful enrollment in, and completion of, clinical trials;
●	successful completion of Investigational New Drug-enabling activities;
●	receipt of marketing approvals from applicable regulatory authorities;
●	making arrangements with third-party manufacturers or establishing our own commercial manufacturing capabilities;
●	obtaining and maintaining patent and trade secret protection and non-patent exclusivity;
●	launching commercial sales of Halneuron® or SP16, if approved, whether alone or in collaboration with others;
●	acceptance of our product candidates, if approved, by patients, the medical community and third-party payors;
●	effectively competing with other therapies and treatment options;
●	a continued acceptable safety profile following approval;
●	enforcing and defending intellectual property and proprietary rights and claims; and
●	achieving desirable medicinal properties for the intended indications.

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

Other Income/Expense

Other income/expense consists of a $6.1 million loss on debt conversion with a related party related to the Exchange and Cancellation Agreement with the Lender offset by interest income of $0.1 million earned on cash in a money market account.

Related Parties

The Company uses Gendreau Consulting, LLC, a consulting firm (“Gendreau”), for drug development, clinical trial design and the planning, implementation and execution of contracted activities with the clinical research organization. Gendreau’s managing member is the Company’s Chief Medical Officer (“CMO”). From time to time, the Company contracts the services of immediate family members of the Company’s CMO through Gendreau to perform certain activities in connection with the Company’s ongoing clinical development of its product candidates.  Such services have included service as the Company’s Medical Monitor and currently include service by immediate family members of the CMO as the Company’s Chief Safety Officer for the HAL-CINP-203 clinical trial and as an assistant in connection with various clinical site related activities.

On October 7, 2024, in connection with the Exchange Agreement, the Company entered into the Loan Agreement with Lender, who is an affiliate of CKLS. Pursuant to the Loan Agreement, the Lender agreed to make a loan to the Company in the aggregate principal amount of $19,500,000, of which (i) $16,500,000 was disbursed on October 7, 2024 and (ii) $3,000,000 was disbursed on February 18, 2025. The Loan Agreement bore interest at SOFR plus 2.00%. On March 12, 2025, the principal amount of all loans made to the Company under the Loan Agreement, along with accrued interest through such date was deemed repaid and all of the Company’s obligations with respect to the principal amount and accrued interest was satisfied in full and cancelled in connection with the Debt Exchange and Cancellation Transaction.

For a full discussion of related party transactions see Note 11 to the Financial Statements included in this Annual Report on Form 10-K.

Income Taxes

As of December 31, 2025, the Company has U.S. federal net operating loss carryforwards of approximately $45,410,000, which have an indefinite carryforward and Georgia and Florida state net operating loss carryforwards of approximately $58,689,000 and $1,750,000, respectively, which have a twenty-year carryforward and begin expiring in 2037. As of December 31, 2025, the Company also had Canadian non-capital loss carryforwards of approximately $22,024,000, which have a twenty-year carryforward and begin expiring in 2026 and Hong Kong tax losses carryforwards of approximately $58,026,000, which have no expiry. These net operating losses can be carried forward and applied against future taxable income, if any. As the Company was incorporated in December 2020, all tax years of the Company remain open to examination by tax authorities.

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

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets consist of IPR&D. The fair values of IPR&D project assets acquired in business combinations are capitalized. The Company generally utilizes the Multi-Period Excess Earning Method to determine the estimated fair value of the IPR&D assets acquired in a business combination and for subsequent annual impairment testing. The projections used in this valuation approach are based on many factors, such as relevant market size, the estimated probability of regulatory success rates, anticipated patent protection, expected pricing, expected treated population, and estimated payments. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets are amortized over the remaining useful life or written off, as appropriate.

Intangible assets with indefinite lives, including IPR&D, are tested for impairment if impairment indicators arise and, at a minimum, annually. However, an entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that an indefinite-lived intangible asset’s fair value is less than its carrying amount. Otherwise, no further impairment testing is required. The indefinite-lived intangible asset impairment test consists of a one-step analysis that compares the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The Company considers many factors in evaluating whether the value of our intangible assets with indefinite lives may not be recoverable, including, but not limited to, recent clinical data, expected growth rates, the cost of equity and debt capital, general economic conditions, outlook and market performance of the Company’s industry and recent and forecasted financial performance.

The Company evaluates indefinite-lived intangible assets for impairment at least annually on October 1 and whenever facts and circumstances indicate that their carrying amounts may not be recoverable. For the years ended December 31, 2025 and 2024, the Company determined that there was no impairment to IPR&D.

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

The Company evaluates goodwill for impairment at least annually on October 1 and whenever facts and circumstances indicate that its carrying amount may not be recoverable. When conducting our annual impairment test, we elected to perform a quantitative assessment. As the Company consists of one reporting unit, we compare the estimated fair value of our reporting unit to its carrying value. If the fair value exceeds the carrying value, no further evaluation is required, and no impairment exists. If the carrying amount exceeds the fair value, the difference between the carrying value and the fair value is recorded as an impairment loss, the amount of which may not exceed the total amount of goodwill. We determined the fair value of our reporting unit based upon the quoted market price and related market capitalization of the Company’s common stock, adjusted for an estimated control premium. For the years ended December 31, 2025 and 2024, the Company determined that there was no impairment to goodwill.

Redeemable and Convertible Preferred Stock

The Company applies ASC 480, Distinguishing Liabilities from Equity, when determining the classification and measurement of its preferred stock. Preferred shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable preferred shares (including preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, preferred shares are classified as stockholders’ equity (deficit).

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

Results of Operations

Operating expenses and other expense were comprised of the following:

	Year Ended
	December 31,
	2025	2024
Operating expenses:
Research and development	$21,866,071	$3,530,913
General and administrative	6,102,374	8,696,335
Total operating expenses	$27,968,445	$12,227,248

Other expense:
Loss on debt conversion with related party	(6,134,120)	—
Loss on fixed asset disposal	(2,731)	—
Interest income (expense), net	96,938	(92,192)
Exchange loss, net	(27,916)	(30,787)
Total other expense	(6,067,829)	(122,979)
Loss before income taxes	$(34,036,274)	$(12,350,227)

Years Ended December 31, 2025 and 2024

Research and Development Expenses

Research and development expenses increased by $18.3 million to $21.8 million for the year ended December 31, 2025 from $3.5 million for the year ended December 31, 2024. The increase was primarily due to $12.0 million of acquired In-Process Research and Development (“IPR&D”) related to the Licensing Agreement with Serpin and the impact of the Combination, including increases in expenses for clinical trials of $6.1 million related to the HAL-CINP-203 study, drug development and manufacturing costs of $0.3 million and salaries and related personnel costs of $0.3 million offset by a decrease in research and preclinical costs of $0.4 million.

General and Administrative Expenses

General and administrative expenses decreased by $2.6 million to $6.1 million for the year ended December 31, 2025 from $8.7 million for the year ended December 31, 2024. This decrease was primarily due to a decrease in nonrecurring transaction costs of $3.9 million related to the Combination with Pharmagesic in October 2024 and a decrease in expenses associated with being a pubic company of $0.2 million offset by increases in salaries and related personnel costs of $0.5 million, legal and professional fees of $0.6 million, franchise tax fees of $0.2 million and other general and administrative costs of $0.2 million.

Other Expense

Other expense increased by $6.0 million to $6.1 million in expense for the year ended December 31, 2025 from $0.1 million in expense for the year ended December 31, 2024. The increase in other expense was primarily due to a $6.1 million loss on debt conversion with a related party related to the Exchange and Cancellation Agreement with the Lender offset by interest income of $0.1 million.

Liquidity and Capital Resources

Since our inception, we have financed our operations through public offerings of common stock and proceeds from private placements of membership interests and convertible promissory notes. To date, we have not generated any revenue from the sale of products, and we do not anticipate generating any revenue from the sales of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of December 31, 2025, our principal source of liquidity was our cash, which totaled $6.5 million.

Equity Financings

Subsequent to year end, on January 11, 2026, the Company entered into an agreement with Maxim Group LLC as placement agent in connection with the issuance and sale by the Company in a registered direct offering of 2,338,948 shares of its Common Stock (the “Registered Offering”), pursuant to an effective shelf registration statement on Form S-3 (File No. 333-287575). In a concurrent private placement (together with the Registered Offering, the “January 2026 Offering”), the Company agreed to sell (i) unregistered pre-funded warrants to purchase up to 2,047,089 shares of Common Stock (the “Pre-funded Warrants”) and (ii) unregistered common stock warrants to purchase up to 4,386,037 shares of Common Stock (the “Common Stock Warrants”) at a combined offering price of $2.85 per share of Common Stock and accompanying Common Stock Warrant and $2.8499 per Pre-funded Warrant and accompanying Common Stock Warrant. The January 2026 Offering closed on January 13, 2026, and the gross proceeds to the Company were approximately $12.5 million. The net proceeds of the January 2026 Offering were approximately $11.4 million after deducting placement agent fees and offering expenses payable by the Company.

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

On May 19, 2024, the Company entered into an agreement with Maxim Group LLC as placement agent in connection with the issuance and sale by the Company in a public offering of 340,000 shares of its Common Stock at a public offering price of $5.00 per share (the “May 2024 Offering”), pursuant to an effective shelf registration statement on Form S-3 (File No. 333-263700).  The May 2024 Offering closed on May 22, 2024, and the gross proceeds from the May 2024 Offering were $1.7 million. The net proceeds of the May 2024 Offering were approximately $1.4 million after deducting placement agent fees and offering expenses payable by the Company.

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

There was no debt outstanding at December 31, 2025.

Future Capital Requirements

We anticipate our cash and cash equivalents on hand at December 31, 2025 of approximately $6.5 million, plus the additional net proceeds of approximately $11.4 million received from the January 2026 Offering, will fund operations through the third quarter of 2026. The Company will need to secure additional financing to fund its ongoing clinical trials and operations beyond the third quarter of 2026 to continue to execute its strategy. We will need to finance our cash needs through public or private equity offerings, debt financings, collaboration and licensing arrangements or other financing alternatives. To the extent that we raise additional funds by issuing equity or equity-linked securities, our shareholders will experience dilution. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs. As a result, substantial doubt exists regarding our ability to continue as a going concern 12 months from the issuance of the Annual Report on Form 10-K. Failure to secure the necessary financing in a timely manner and on favorable terms could have a material adverse effect on the Company’s strategy and value and could require the delay of product development and clinical trial plans.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities.

	Years Ended
	December 31,
	2025	2024

Statement of Cash Flows Data:
Net cash (used in) provided by:
Operating activities	$(15,618,651)	$(8,790,805)
Investing activities	—	3,761,936
Financing activities	7,284,806	16,704,464
Increase (decrease) in cash	$(8,333,845)	$11,675,595

Years ended December 31, 2025 and 2024

Operating Activities

For the year ended December 31, 2025, net cash used in operations was $15.7 million and consisted of a net loss of $34.3 million and a net change in operating assets and liabilities of $0.2 million attributable to an increase in prepaid expenses of $0.2 million offset by non-cash items of $11.9 million for non-cash costs related to the Serpin License Agreement, $6.1 million loss on debt conversion with Conjoint, $0.4 million attributable to share-based compensation, $0.2 million related to deferred tax expense and $0.2 million of depreciation, amortization, loss on foreign exchange, reduction in carrying amount of right-of-use asset and loss on fixed asset disposal.

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

Investing Activities

There were no investing activities for the year ended December 31, 2025. Net cash provided by investing activities for the year ended December 31, 2024 consisted of $3.8 million in cash acquired in connection with the Combination.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2025 was $7.3 million and was attributable to cash proceeds from the Loan Agreement of $3.0 million, cash proceeds from our registered direct offering in March 2025, net of placement agent fees and offering costs, of $4.2 million, and cash proceeds from the sale of Common Stock under the ATM program, net of fees, of $0.1 million.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

This item is not required.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	89

Consolidated Balance Sheets as of December 31, 2025 and 2024	92

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2025 and 2024	93

Consolidated Statements of Changes in Series A Non-Voting Convertible Preferred Stock and Stockholders' Equity (Deficit) for the years ended December 31, 2025 and 2024	94

Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024	95

Notes to Consolidated Financial Statements	96

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee

Dogwood Therapeutics, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated] balance sheets of Dogwood Therapeutics, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, changes in Series A non-voting convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2025 and 2024 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Critical Audit Matter – Impairment of indefinite-lived assets

As disclosed in Note 2, indefinite-lived intangible assets consist of In-Process Research and Development (“IPR&D”) The fair values of IPR&D project assets acquired in business combinations are capitalized. The Company generally utilizes the Multi-Period Excess Earning Method to determine the estimated fair value of the IPR&D assets. The projections used in this valuation approach are based upon the relevant market size, the estimated probability of regulatory success rates, anticipated patent protection, expected pricing, expected treated population, and estimated payments. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate.

We identified the quantitative impairment test of intangible assets as a critical audit matter. The principal considerations for that determination included the judgment involved in assessing management’s impairment test of intangibles due to the measurement uncertainty involved in determining the fair value of the identified-lived assets, specifically as it relates to evaluating the appropriateness of the model used and the sensitivity to changes in key assumptions such as the relevant market size and estimated probability of regulatory success rates. This required a high degree of auditor effort, including specialized skills and knowledge, and significant auditor judgment.

The primary procedures we performed to address this critical audit matter included:

●	We obtained an understanding of management’s process for assessing intangible asset impairment testing, including management’s process for developing these assumptions used in determining forecasted cash flows.
●	We tested the quantitative impairment tests, including management’s process for these developing assumptions used in the fair value calculation.
●	We evaluated reasonableness of these assumptions based upon industry and published medical data, and actual performance based upon changes in the status of clinical trials.
●	With the assistance of our valuation professionals with specialized skills and knowledge, we evaluated the reasonableness of the model and assumption of estimated probability of regulatory success rates in management’s fair value calculations.

Critical Audit Matter – The Classification and Valuation of the Convertible Preferred Stock

As disclosed in Notes 2 and 10, preferred shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable preferred shares (including preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, preferred shares are classified as stockholders’ (deficit) equity.

As disclosed in Notes 6 and 10, the Company issued shares of common stock and Series A-2 Non-Voting Convertible Preferred Stock to acquire a Licensing Agreement, which was treated as an asset acquisition and expensed in research and development expense during the year. The fair value assigned to the asset was the fair value of the common stock, preferred stock, and direction transaction costs incurred.

We identified the classification and the valuation of the preferred stock as a critical audit matter. The principal considerations for that determination included the complexity and audit effort required in identifying and evaluating embedded features for the instruments against the criteria for classification, specifically as it relates to evaluating the redemption features and the determination of whether such features meet the criteria for permanent or mezzanine equity presentation. In addition, the valuation of the preferred stock issued included judgment involved in assessing the reasonableness of management’s model for determining the fair value. These procedures required a high degree of auditor effort, including specialized skills and knowledge, and significant auditor judgment in evaluating the appropriateness of the model used.

The primary procedures we performed to address this critical audit matter included:

●	We obtained an understanding of management’s process for identifying and evaluating the critical terms of the preferred stock agreements in determining the classification.
●	With the assistance of professionals in our firm that have specialized skills and knowledge in accounting for debt and equity instruments:
o	We evaluated management’s analysis and conclusions regarding the relevant provisions and features of the preferred stock and the criteria for classification.
o	We read the preferred stock agreements to identify the relevant features and settlement provisions for our evaluation.
o	We independently evaluated the relevant features and settlement provisions of the preferred stock and assessed the criteria for liability-classification.
●	With the assistance of our valuation professionals with specialized skills and knowledge:
●	We evaluated the reasonableness of model and assumptions used in management’s fair value calculations.

/s/ Forvis Mazars, LLP

We have served as the Company’s auditor since 2020.

Atlanta, Georgia

March 18, 2026

DOGWOOD THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	2025	2024

Assets
Current assets:
Cash and cash equivalents	$6,524,744	$14,847,949
Prepaid expenses and other current assets	1,906,462	1,696,513
Total current assets	8,431,206	16,544,462
Property and equipment, net	12,754	16,811
Right-of-use assets	163,140	205,837
Prepaid expenses, long-term	19,037	18,133
Goodwill	12,401,118	11,812,476
Intangible assets	68,985,026	65,710,527
Deferred issuance costs	158,956	—
Total assets	$90,171,237	$94,308,246
Liabilities, Series A Non-Voting Convertible Preferred Stock, and Stockholders' equity (deficit)
Current liabilities:
Accounts payable	$760,945	$1,231,805
Accrued expenses	2,241,417	1,894,835
Lease liability, current portion	56,841	49,696
Total current liabilities	3,059,203	3,176,336
Debt with related party, net of issuance costs	—	15,381,077
Lease liability, long-term portion	105,763	154,885
Deferred tax liability	12,109,404	11,314,925
Total liabilities	15,274,370	30,027,223
Commitments and contingencies (Note 12)
Series A Non-Voting Convertible Preferred Stock, $0.0001 par value; 2,104 shares authorized and 2,103.1494 shares issued and no shares outstanding at December 31, 2025 and 2,270 shares authorized and 2,213.8044 shares issued and outstanding at December 31, 2024	—	74,405,362
Stockholders' equity (deficit):
Common stock, $0.0001 par value; 43,000,000 shares authorized; 29,751,234 and 29,743,516 shares issued and outstanding at December 31, 2025, respectively; and 1,339,896 and 1,332,178 shares issued and outstanding at December 31, 2024, respectively	2,974	133
Series A Non-Voting Convertible Preferred Stock, $0.0001 par value; 166 shares authorized and issued and no shares outstanding at December 31, 2025 and no shares authorized, issued and outstanding at December 31, 2024	—	—
Series A-1 Non-Voting Convertible Preferred Stock, $0.0001 par value; 285 shares authorized and 284.2638 issued and no shares outstanding at December 31, 2025 and no shares authorized, issued and outstanding at December 31, 2024	—	—
Series A-2 Non-Voting Convertible Preferred Stock, $0.0001 par value; 190.0572 shares authorized and issued and no shares outstanding at December 31, 2025 and no shares authorized, issued and outstanding at December 31, 2024	—	—
Preferred stock, $0.0001 par value; 1,997,254 and 1,997,730 shares authorized; no shares issued and outstanding at December 31, 2025 and 2024, respectively	—	—
Additional paid-in capital	183,856,376	67,856,589
Accumulated deficit	(108,076,316)	(73,818,946)
Accumulated other comprehensive loss	(587,039)	(3,862,987)
	75,195,995	(9,825,211)
Less: Treasury stock, 7,718 shares of common stock at cost	(299,128)	(299,128)
Total stockholders' equity (deficit)	74,896,867	(10,124,339)
Total liabilities, Series A Non-Voting Convertible Preferred Stock and stockholders' equity (deficit)	$90,171,237	$94,308,246

See accompanying notes to the consolidated financial statements.

DOGWOOD THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended
	December 31,	December 31,
	2025	2024

Revenue	$—	$—

Operating expenses:
Research and development	21,866,071	3,530,913
General and administrative expenses	6,102,374	8,696,335
Total operating expenses	27,968,445	12,227,248

Loss from operations	(27,968,445)	(12,227,248)

Other expense:
Loss on debt conversion with related party	(6,134,120)	—
Loss on fixed asset disposal	(2,731)	—
Interest income (expense), net	96,938	(92,192)
Exchange loss, net	(27,916)	(30,787)
Total other expense	(6,067,829)	(122,979)

Loss before income taxes	(34,036,274)	(12,350,227)
Deferred income tax (expense) benefit	(221,096)	503

Net loss	(34,257,370)	(12,349,724)
Accrual of paid-in-kind dividends on Series A Non-Voting Convertible Preferred Stock	(1,256,662)	(514,105)
Net loss attributable to common stockholders	$(35,514,032)	$(12,863,829)
Net loss per common share, basic and diluted	$(7.13)	$(12.52)
Weighted average number of shares outstanding – basic and diluted	4,977,446	1,027,788

Comprehensive loss
Net loss	$(34,257,370)	$(12,349,724)
Foreign currency translation adjustment	3,275,948	(3,862,987)
Comprehensive loss	$(30,981,422)	$(16,212,711)

See accompanying notes to the consolidated financial statements.

DOGWOOD THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SERIES A NON-VOTING CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A Non-Voting		Series A Non-Voting		Series A-1 Non-Voting		Series A-2 Non-Voting						Accumulated Other		Total
	Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional	Accumulated	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Par	Paid-In Capital	Deficit	Loss	Stock	Equity (Deficit)
Balance, December 31, 2023	—	$—	—	$—	—	$—	—	$—	770,317	$77	$65,575,167	$(61,469,222)	$—	$(299,128)	$3,806,894
Proceeds from public offering of common stock, net of offering costs	—	—	—	—	—	—	—	—	340,000	34	1,382,136	—	—	—	1,382,170
Issuance of stock in connection with the acquisition of Pharmagesic	2,108.3854	70,372,634	—	—	—	—	—	—	211,383	21	893,072	—	—	—	893,093
Transaction costs paid through the issuance of stock	105.4190	3,518,623	—	—	—	—	—	—	10,568	1	44,649	—	—	—	44,650
Payout of fractional shares in connection with reverse stock split	—	—	—	—	—	—	—	—	(90)	—	(351)	—	—	—	(351)
Accrual of paid-in-kind dividends on Series A Non-Voting Convertible Preferred Stock	—	514,105	—	—	—	—	—	—	—	—	(514,105)	—	—	—	(514,105)
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	476,021	—	—	—	476,021
Net loss	—	—	—	—	—	—	—	—	—	—	—	(12,349,724)	—	—	(12,349,724)
Accumulated other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(3,862,987)	—	(3,862,987)
Balance (deficit), December 31, 2024	2,213.8044	$74,405,362	—	$—	—	$—	—	$—	1,332,178	$133	$67,856,589	$(73,818,946)	$(3,862,987)	$(299,128)	$(10,124,339)
Conversion of loan payable plus interest into Series A-1 Non-Voting Convertible Preferred Stock	—	—	—	—	284.2638	24,994,461	—	—	—	—	—	—	—	—	24,994,461
Proceeds from registered direct offering of common stock, net of offering costs	—	—	—	—	—	—	—	—	578,950	58	4,252,187	—	—	—	4,252,245
Accrual of paid-in-kind dividends on Series A Non-Voting Convertible Preferred Stock	—	1,256,662	—	—	—	—	—	—	—	—	(1,256,662)	—	—	—	(1,256,662)
Issuance of paid-in-kind dividends on Series A Non-Voting Convertible Preferred Stock	55.3450	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of stock in connection with the License Agreement with Serpin	—	—	—	—	—	—	179.1878	9,240,328	382,034	38	2,108,790	—	—	—	11,349,156
License Agreement transaction costs paid through the issuance of stock	—	—	—	—	—	—	10.8694	560,511	—	—	—	—	—	—	560,511
Tungsten waiver of Series A Non-Voting Convertible Preferred Stock	(16.0000)	(533,500)	16.0000	533,500	—	—	—	—	—	—	—	—	—	—	533,500
Sealbond waiver of Series A Non-Voting Convertible Preferred Stock	(150.0000)	(5,001,567)	150.0000	5,001,567	—	—	—	—	—	—	—	—	—	—	5,001,567
Conversion of preferred stock into common stock	(2,103.1494)	(70,126,957)	(166.0000)	(5,535,067)	(284.2638)	(24,994,461)	(190.0572)	(9,800,839)	27,434,704	2,743	110,454,581	—	—	—	70,126,957
Proceeds from issuance of shares on ATM, net of fees	—	—	—	—	—	—	—	—	15,650	2	85,249	—	—	—	85,251
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	355,642	—	—	—	355,642
Net Loss	—	—	—	—	—	—	—	—	—	—	—	(34,257,370)	—	—	(34,257,370)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	3,275,948	—	3,275,948
Balance, December 31, 2025	—	$—	—	$—	—	$—	—	$—	29,743,516	$2,974	$183,856,376	$(108,076,316)	$(587,039)	$(299,128)	$74,896,867

See accompanying notes to the consolidated financial statements.

DOGWOOD THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(34,257,370)	$(12,349,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on foreign exchange	27,916	30,787
Loss on fixed asset disposal	2,731	—
Amortization of loan costs	52,373	58,432
Depreciation	2,063	12,177
Reduction in carrying amount of right-of-use asset	66,115	—
Loss on debt conversion with related party	6,134,120	—
Acquisition of license for research and development	11,909,667	—
Non-cash transaction costs	—	3,563,273
Deferred tax expense (benefit)	221,096	(503)
Share-based compensation expense	355,642	476,021
Changes in operating assets and liabilities:
Increase in prepaid expenses and other current assets	(208,687)	(498,717)
(Decrease) increase in accounts payable	(532,607)	219,888
Increase (decrease) in accrued expenses and other liabilities	608,290	(302,439)
Net cash used in operating activities	(15,618,651)	(8,790,805)
Cash flows from investing activities
Cash acquired through the acquisition of Pharmagesic	—	3,761,936
Net cash provided by investing activities	—	3,761,936
Cash flows from financing activities
Proceeds from public offering of common stock, net of offering costs	4,252,245	1,382,170
Proceeds from loan with related party, net of fees	3,000,000	15,322,645
Payout of fractional shares with reverse stock split	—	(351)
Proceeds from issuance of shares on ATM, net of cash fees paid	86,366	—
Cash payment of issuance costs	(53,805)	—
Net cash provided by financing activities	7,284,806	16,704,464
Net (decrease) increase in cash	(8,333,845)	11,675,595
Cash and cash equivalents, beginning of period	14,847,949	3,316,946
Effect of foreign currency translation on cash and cash equivalents	10,640	(144,592)
Cash and cash equivalents, end of period	$6,524,744	$14,847,949

Supplemental disclosure of non-cash financing and investing activities:
Issuance costs included in accounts payable and accrued expenses	$106,266	$—
Conversion of debt with related party into Series A-1 Non-Voting Convertible Preferred Stock	$19,500,000	$—
Conversion of accrued interest on debt with related party into Series A-1 Non-Voting Convertible Preferred Stock	$426,891	$—
Conversion of Series A Non-Voting Convertible Preferred Stock from temporary equity to permanent equity	$5,535,067	$—
Accrual of paid-in-kind dividends on Series A Non-Voting Convertible Preferred Stock	$1,256,662	$514,105
Preferred stock issued in connection with License Agreement	$9,800,839	$—
Common stock issued in connection with License Agreement	$2,108,828	$—
Conversion of preferred stock into common stock	$110,457,324	$—
Preferred stock issued in connection with acquisition of Pharmagesic	$—	$70,372,634
Common stock issued in connection with acquisition of Pharmagesic	$—	$893,093

See accompanying notes to the consolidated financial statements.

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

The Company operates in one segment and is a pre-revenue, development-stage biopharmaceutical company focused on developing new medicines to treat pain and peripheral neuropathy associated with cancer. The Company’s drug candidates include Halneuron® and SP16. Halneuron® is a voltage gated sodium channel inhibitor (Nav 1.7 modulation) presently in Phase 2b development to treat the chronic pain resulting from cancer chemotherapy (“CINP”), with potential to expand into non-neuropathic cancer pain and acute post-surgical pain. Halneuron® has demonstrated effectiveness in reducing both cancer related pain, as well as CINP in prior phase 2 clinical. The Halneuron® Phase 2b CINP study (“HAL-CINP-203”) commenced in the first quarter of 2025. Interim data from HAL-CINP-203 was released in December 2025 and top-line results are expected during the third quarter of 2026. SP16 is a proprietary peptide drug that exhibits immunomodulatory and anti-inflammatory properties and is expected to enter Phase 1 development to treat peripheral neuropathy resulting from cancer chemotherapy (“CIPN”).  The neurotrophic effects of SP16 as demonstrated in preclinical research shows potential neuroprotective effects by activating neurite survival and growth in the presence of paclitaxel, highlighting potential to preserve a patient’s full chemotherapy regimen.

Additionally, our pipeline includes IMC-1, a novel, proprietary, fixed dose combination of a nucleoside analog and the anti-inflammatory agent celecoxib for the treatment of fibromyalgia.

Going Concern

Since its founding, the Company has been engaged in research and development activities, as well as organizational activities, including raising capital. The Company has not generated any revenues to date. As such, the Company is subject to all of the risks associated with any development-stage biotechnology company that has substantial expenditures for research and development. Since inception, the Company has incurred losses and negative cash flows from operating activities. The Company has funded its losses primarily through issuance of members’ interests, convertible debt instruments and issuances of equity securities. For the years ended December 31, 2025 and 2024, the Company incurred consolidated net losses of $34,257,370 and $12,349,724, respectively, and had consolidated net cash outflows used in operating activities for the years ended December 31, 2025 and 2024 of $15,618,651 and $8,790,805, respectively. As of December 31, 2025, the Company had a consolidated accumulated deficit of $108,076,316 and is expected to incur losses in the future as it continues its development activities.

Subsequent to year end, on January 11, 2026, the Company entered into an agreement with Maxim Group LLC as placement agent in connection with the issuance and sale by the Company in a registered direct offering of 2,338,948 shares of its Common Stock (the “Registered Offering”), pursuant to an effective shelf registration statement on Form S-3 (File No. 333-287575). In a concurrent private placement (together with the Registered Offering, the “January 2026 Offering”), the Company agreed to sell (i) unregistered pre-funded warrants to purchase up to 2,047,089 shares of Common Stock (the “Pre-funded Warrants”) and (ii) unregistered common stock warrants to purchase up to 4,386,037 shares of Common Stock (the “Common Stock Warrants”) at a combined offering price of $2.85 per share of Common Stock and accompanying Common Stock Warrant and $2.8499 per Pre-funded Warrant and accompanying Common Stock Warrant. The January 2026 Offering closed on January 13, 2026, and the gross proceeds to the Company were approximately $12.5 million. The net proceeds of the January 2026 Offering were approximately $11.4 million after deducting placement agent fees and offering expenses payable by the Company.

Management anticipates the cash and cash equivalents on hand at December 31, 2025 of approximately $6.5 million plus the additional net proceeds of approximately $11.4 million received from the January 2026 Offering, will fund operations through the third quarter of 2026. The Company will need to secure additional financing to fund its ongoing clinical trials and operations beyond the third quarter of 2026 to continue to execute its strategy. Management plans to explore various dilutive and non-dilutive sources of funding, including equity financings, debt financings, collaboration and licensing arrangements or other financing alternatives. There can be no assurance that management will be successful in raising additional funds or on terms acceptable to the Company. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date of these consolidated financial statements. The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to reflect this uncertainty.

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

Reverse Stock Split

On October 9, 2024, we effected a reverse stock split of 25 shares for 1 share of Common Stock (the “Reverse Stock Split”). The Reverse Stock Split reduced the number of shares of Common Stock issued (which includes outstanding shares and treasury shares) from 27,950,888 shares to 1,118,035 shares, and reduced shares outstanding from 27,757,937 shares to 1,110,317 shares. There was no change to the total number of shares of Common Stock that the Company is authorized to issue and there was no change in the par value of the Common Stock, and no fractional shares were issued. All share and per share amounts in the financial statements and footnotes have been retroactively adjusted for all periods presented to give effect to the Reverse Stock Split. As a result of the Reverse Stock Split, the exercise prices and number of shares to be issued under each of our outstanding option and warrant agreements were proportionately adjusted. The cash settlement of fractional shares that occurred in October 2024 was less than $1,000.

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the years ended December 31, 2025 and 2024:

	Year Ended
	December 31,	December 31,
	2025	2024
Operating expenses:
Acquired in-process research and development	$12,030,389	$—
Clinical	7,251,179	1,153,345
Chemical, manufacturing and controls	1,027,799	710,055
Research and preclinical	58,198	505,750
Regulatory	43,477	20,065
Other research and development costs	1,455,029	1,141,698
Total research and development	21,866,071	3,530,913
General and administrative expenses	6,102,374	8,696,335
Total operating expenses	$27,968,445	$12,227,248
Loss on debt conversion with related party	6,134,120	—
Interest (income) expense, net	(96,938)	92,192
Loss on fixed asset disposal	2,731	—
Exchange loss, net	27,916	30,787
Net loss before income taxes	$34,036,274	$12,350,227

Concentrations of Credit Risk

Cash and cash equivalents are potentially subject to concentrations of credit risk. The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash and cash equivalents are held.

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

The carrying amount of the Company’s consolidated financial instruments, including cash and cash equivalents, accounts payable and accrued expenses approximate their fair values. The Company determined that the fair value of the CVRs were immaterial on the date of issuance as well as at December 31, 2025 and

December 31, 2024, as there were no imminent transactions to indicate value. The fair values of the Company’s debt at December 31, 2024 were estimated using market rates the Company believes would be available for similar types of financial instruments and represent level 2 measurements. See Note 9 below.

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

Cash and Cash Equivalents

Cash and cash equivalents are maintained in bank deposit accounts and money market funds that are readily convertible into cash, which exceed the federally insured limits of $250,000.

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

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets consist of IPR&D. The fair values of IPR&D project assets acquired in business combinations are capitalized. The Company generally utilizes the Multi-Period Excess Earning Method to determine the estimated fair value of the IPR&D assets acquired in a business combination and for subsequent annual impairment testing. The projections used in this valuation approach are based on many factors, such as relevant market size, the estimated probability of regulatory success rates, anticipated patent protection, expected pricing, expected treated population, and estimated payments. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets are amortized over the remaining useful life or written off, as appropriate.

Intangible assets with indefinite lives, including IPR&D, are tested for impairment if impairment indicators arise and, at a minimum, annually. However, an entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that an indefinite-lived intangible asset’s fair value is less than its carrying amount. Otherwise, no further impairment testing is required. The indefinite-lived intangible asset impairment test consists of a one-step analysis that compares the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The Company considers many factors in evaluating whether the value of our intangible assets with indefinite lives may not be recoverable, including, but not limited to, recent clinical data, expected growth rates, the cost of equity and debt capital, general economic conditions, outlook and market performance of the Company’s industry and recent and forecasted financial performance.

The Company evaluates indefinite-lived intangible assets for impairment at least annually on October 1 and whenever facts and circumstances indicate that their carrying amounts may not be recoverable. For the years ended December 31, 2025 and 2024, the Company determined that there was no impairment to IPR&D.

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

The Company evaluates goodwill for impairment at least annually on October 1 and whenever facts and circumstances indicate that its carrying amount may not be recoverable. When conducting our annual impairment test, we elected to perform a quantitative assessment. As the Company consists of one reporting unit, the Company compares the estimated fair value of our reporting unit to its carrying value. If the fair value exceeds the carrying value, no further evaluation is required, and no impairment exists. If the carrying amount exceeds the fair value, the difference between the carrying value and the fair value is recorded as an impairment loss, the amount of which may not exceed the total amount of goodwill. The Company determined the fair value of the reporting unit based upon the quoted market price and related market capitalization of the Company’s common stock, adjusted for an estimated control premium. For the years ended December 31, 2025 and 2024, the Company determined that there was no impairment to goodwill.

Operating Lease Right-of-use Asset and Lease Liability

The Company accounts for leases under ASC 842, Leases. Operating leases are included in “Right-of-use assets” within the Company’s consolidated balance sheets and represent the Company’s right to use an underlying asset for the lease term. The Company’s related obligation to make lease payments are included in “Lease liability” and “Lease liability, net of current portion” within the Company’s consolidated balance sheets. Operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s lease does not provide an implicit rate, the Company uses its incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The ROU assets are tested for impairment according to ASC 360, Property, Plant, and Equipment (“ASC 360”). Leases with an initial term of 12 months or less are not recorded on the balance sheet and are recognized as lease expense on a straight-line basis over the lease term.

As of December 31, 2025 and 2024, the Company’s operating lease ROU assets and corresponding short-term and long-term lease liabilities primarily relate to the operating lease for an office in Vancouver, British Columbia, that was acquired as part of the Business Combination with Pharmagesic. The office lease expires on August 31, 2028.

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

Redeemable and Convertible Preferred Stock

The Company applies ASC 480, Distinguishing Liabilities from Equity, when determining the classification and measurement of its preferred stock. Preferred shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable preferred shares (including preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, preferred shares are classified as stockholders’ equity (deficit). See Note 10 to these consolidated financial statements.

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

The Company is subject to the provisions of ASC 740, Income Taxes (“ASC 740”). Under ASC 740, consideration is given to the recognition and measurement of tax positions that meet a “more-likely-than-not” threshold. A tax position is a position taken in a previously filed tax return or a position expected to be taken in a future that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions include the Company’s status as a pass-through entity until December 16, 2020 and as a corporation thereafter. The recognition and measurement of tax positions taken for various jurisdictions consider the amounts and probabilities of outcomes that could be realized upon settlement using the facts, circumstances, and information available at the reporting date. The Company has determined that it has tax expense of $221,096 and a tax benefit of $503 as of December 31, 2025 and 2024, respectively, and does not have any material unrecognized tax benefits or obligations as of December 31, 2025 and 2024. The Company recognizes interest and penalties related to uncertain tax positions, if any, in income tax expense. The Company is not currently under examination by the Internal Revenue Service or by state tax authorities and the Company’s tax year remains subject to examination by the tax authorities.

Net Income (Loss) per Common Share Applicable to Common Stockholders

The Company uses the two-class method to compute net income per common share during periods the Company realizes net income and has securities outstanding that entitle the holder to participate in dividends and earnings of the Company. In addition, the Company analyzes the potential dilutive effect of outstanding participating securities under the "if-converted" method when calculating diluted earnings per share and reports the more dilutive of the approaches (two class or "if-converted"). The two-class method is not applicable during periods with a net loss, as the holders of participating securities have no obligation to fund losses.

Basic and Diluted Net Income (Loss) per Share

Basic net loss per common share (“EPS”) is computed in accordance with U.S. GAAP. Basic EPS is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted EPS reflects potential dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if all potential common shares had been issued and were dilutive. However, potentially dilutive securities are excluded from the computation of diluted EPS to the extent that their effect is anti-dilutive. For the years ended December 31, 2025 and 2024, the Company had options to purchase 1,117,278 and 92,777 shares of Common Stock, respectively, warrants to purchase 855 and 7,755 shares of Common Stock, respectively, and preferred stock which was convertible into 0 and 22,138,044 shares of Common Stock, respectively, that were anti-dilutive.

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

Recently Adopted Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures (Topic 740), which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. The new guidance requires consistent categorization and greater disaggregation of information in the rate reconciliation, as well as further disaggregation of income taxes paid. This change is effective for annual periods beginning after December 15, 2024. The guidance is to be applied on either a prospective or a retrospective basis to annual financial statements for periods beginning after the effective date. The Company adopted ASU 2023-09 on a prospective basis for the fiscal year ended December 31, 2025. See added disclosures in Note 14.

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

Subsequent Events

On January 9, 2026, the Company provided notice of its termination, effective January 9, 2026, of the Northland Agreement. The Company is not subject to any termination penalties related to the termination of the Northland Agreement.

Subsequent to year end, on January 11, 2026, the Company entered into an agreement with Maxim Group LLC as placement agent in connection with the issuance and sale by the Company in a registered direct offering of 2,338,948 shares of its Common Stock (the “Registered Offering”), pursuant to an effective shelf registration statement on Form S-3 (File No. 333-287575). In a concurrent private placement (together with the Registered Offering, the “January 2026 Offering”), the Company agreed to sell (i) unregistered pre-funded warrants to purchase up to 2,047,089 shares of Common Stock (the “Pre-funded Warrants”) and (ii) unregistered common stock warrants to purchase up to 4,386,037 shares of Common Stock (the “Common Stock Warrants”) at a combined offering price of $2.85 per share of Common Stock and accompanying Common Stock Warrant and $2.8499 per Pre-funded Warrant and accompanying Common Stock Warrant. The January 2026 Offering closed on January 13, 2026, and the gross proceeds to the Company were approximately $12.5 million. The net proceeds of the January 2026 Offering were approximately $11.4 million after deducting placement agent fees and offering expenses payable by the Company.

On January 15, 2026 the Company filed a Form S-3 Registration Statement for the resale of up to 6,433,126 shares of the Company’s Common Stock consisting of (i) 2,047,089 shares of Common Stock underlying the Pre-Funded Warrants at an exercise price of $0.0001 per share; and (ii) 4,386,037 shares of Common Stock underlying the Common Stock Warrants to purchase shares of Common Stock at an exercise price of $3.28 per share. The Form S-3 Registration Statement was declared effective on January 29, 2026.

Subsequent to year end, the Company received notification and payment for the exercise of 1,319,089 Pre-Funded Warrants at an exercise price of $0.0001 per share and 1,319,089 shares of Common Stock were issued. As of March 10, 2026, there are 728,000 Pre-Funded Warrants outstanding.

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

The Board of Directors of the Company (the “Board”) approved the Exchange Agreement and the related transactions, and the consummation of the Combination was not subject to approval of Company stockholders. Pursuant to the Exchange Agreement, the Company agreed to hold a stockholders’ meeting to submit the certain matters to its stockholders for their consideration, including: (i) the approval of the conversion of shares of Series A Preferred Stock into shares of Common Stock in accordance with the rules of the Nasdaq Stock Market LLC (the “Conversion Proposal”) and (ii) the approval of a “change of control” under Nasdaq Listing Rules 5110 and 5635(b) (the “Change of Control Proposal”); and together with the Conversion Proposal, the “Meeting Proposals”). At a special meeting of stockholders on November 21, 2025, the Meeting Proposals were approved.

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

The following summarizes the Company’s intangible assets and goodwill acquired in connection with the Combination and their carrying value as of December 31, 2025 and 2024.

				Carrying Value			Carrying Value
				as of			as of
	Combination Date			December 31,			December 31,
	Fair Value	Impairment	Translation Adj	2024	Impairment	Translation Adj	2025
Halneuron® for Cancer Related Pain	$59,900,000	$—	$(3,266,035)	$56,633,965	$—	$2,822,194	$59,456,159
Halneuron® for Chemotherapy Induced Neuropathic Pain	9,600,000	—	(523,438)	9,076,562	—	452,305	9,528,867
Total in-process research and development (IPR&D)	$69,500,000	$—	$(3,789,473)	$65,710,527	$—	$3,274,499	$68,985,026

Goodwill	$12,493,727	$—	$(681,251)	$11,812,476	$—	$588,642	$12,401,118

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

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company as if the Combination had taken place on January 1, 2024. The unaudited pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date.

December 31,
(In thousands)	2024
Net revenues	$—
Net loss before taxes	$(19,649)

Nonrecurring pro forma transaction costs directly attributable to the Combination were $4.9 million for the year ended December 31, 2024. The costs deducted included success fees of $3.6 million in the aggregate incurred with financial advisors in connection with the Combination.

4.    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,	December 31,
	2025	2024
Prepaid insurance	$512,523	$667,257
Prepaid clinical research costs	1,153,417	835,603
Prepaid franchise taxes	161,400	—
Prepaid travel	1,394	96,749
Prepaid accounting fees	40,563	55,525
Prepaid services	32,289	13,373
Other miscellaneous current assets	4,876	28,006
	1,906,462	1,696,513
Long-term
Security deposit on leased premises	19,037	18,133
	$1,925,499	$1,714,646

5. Property and Equipment

In connection with the Combination, the Company acquired certain property and equipment that was revalued at the date of the Combination. Net property and equipment at cost consist of the following:

	December 31,	December 31,
	2025	2024
Computer equipment	$—	$5,952
Office furniture and equipment	12,754	12,435
Total property and equipment, at cost	12,754	18,387
Less: Accumulated depreciation and amortization	—	(1,576)
Property and equipment, net	$12,754	$16,811

6.   License Agreements

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

The fair value of the consideration totaled approximately $12.0 million, summarized as follows:

Fair value of common stock issued	$2,108,828
Fair value of preferred stock issued	9,800,839
Direct transaction costs	120,722
Total consideration paid	$12,030,389

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

7.    Accrued Expenses

Accrued expenses consist of the following:

	December 31,	December 31,
	2025	2024
Accrued interest on preferred members’ interests and related party loan	$188,085	$417,539
Accrued compensation	745,080	737,281
Accrued clinical research costs	889,066	611,741
Accrued professional fees	360,733	97,093
Accrued director fees	32,209	30,054
Other miscellaneous accrued expenses	26,244	1,127
	$2,241,417	$1,894,835

8. Leases

In connection with the Combination, the Company acquired a right-of-use asset which was revalued at the date of the Combination. Pharmagesic has obtained the right to control the use of office premises for a period of time through a lease arrangement. The lease arrangement was negotiated on an individual basis and contains a wide range of different terms and conditions including lease payments and remaining lease terms to August 31, 2028. The lease arrangement does not impose any covenants other than the security interests in the leased asset that is held by the lessor. The Company maintains a security deposit totaling $19,037 as of December 31, 2025.

There were no additions or extensions to the right-of-use asset during the year ended December 31, 2025 or during the period from the Combination date to December 31, 2024. Total cash outflows for the lease were $121,351 for the year ended December 31, 2025 and were $31,939 for the period from the Combination date to December 31, 2024. These costs were included in net cash used in operating activities.

The following table presents the components of the lease costs included in general and administrative expenses in the statements of operations for the years ended December 31, 2025 and 2024:

	Year Ended
	December 31,	December 31,
Component of lease cost	2025	2024
Operating lease cost	$66,115	$17,772
Variable lease cost	50,727	14,167
Total lease expense	$116,842	$31,939

Future minimum annual commitments under the operating leases are as follows:

Year ending December 31:
2026	$67,062
2027	68,252
2028	43,915
Total lease payments	179,229
Less: amount representing interest	(16,625)
Present value of net minimum lease payments	$162,604
Less: current obligations	(56,841)
Long-term obligations under leases	$105,763

Other information related to this operating lease and the calculation of related right-of-use assets and operating lease liabilities consists of the following:

	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$121,351	$31,939
Weighted-average remaining lease term (in years) - operating leases	2.7	3.7
Weighted-average discount rate - operating leases	7.82%	7.82%

9.    Promissory Note with Related Party

On October 7, 2024, in connection with the Exchange Agreement, the Company entered into a Loan Agreement (the “Loan Agreement”) with Conjoint Inc., a Delaware corporation (“Lender”) and an affiliate of CKLS. Pursuant to the Loan Agreement, Lender agreed to make a loan to the Company in the aggregate principal amount of $19,500,000, of which (i) $16,500,000 was disbursed on October 7, 2024 and (ii) $3,000,000 was disbursed on February 18, 2025. Pursuant to the terms of the Loan Agreement, the proceeds were to be used for the purpose of (1) funding operations and (2) performing clinical and research & development activities related to Halneuron®. The Loan Agreement bore interest at the Secured Overnight Financing Rate (“SOFR”) plus 2.00%, that increases by 1.00% in the event of default that resets on an annual basis on October 1st. The Loan Agreement was payable in full with principal and accrued interest on October 7, 2027.  The promissory note was recorded net of issuance costs of $1,177,355.  The issuance costs were being amortized to interest expense using an effective interest rate of 7.82%.  For the year ended December 31, 2025, the Company recognized interest expense of $197,437 and amortization of issuance costs of $52,373 in the accompanying consolidated statement of operations and comprehensive loss. As of the year ended December 31, 2024, the Company recognized interest expense of $229,454 and amortization of issuance costs of $58,432 in the accompanying consolidated statements of operations.

On March 12, 2025, the Company entered into the Exchange and Cancellation Agreement with the Lender. Pursuant to the Exchange and Cancellation Agreement, the principal amount of all loans made to the Company under the Loan Agreement, along with accrued interest through March 12, 2025 (as of such date, an aggregate of $19,926,891), was deemed repaid and all of the Company’s obligations satisfied in full and cancelled in exchange for 284.2638 shares of the Company’s Series A-1 Non-Voting Convertible Preferred Stock, par value $0.0001 per share (the “Series A-1 Preferred Stock”), based on a price per underlying share of common stock of $7.01.  The price was determined by reference to the average Nasdaq Official Closing Price of the Company’s common stock for the five trading days immediately prior to the signing of the Exchange and Cancellation Agreement. Each share of Series A-1 Preferred Stock was convertible into 10,000 shares of common stock, subject to certain conditions set forth in the Series A-1 Preferred Stock Certificate of Designation (“Series A-1 Certificate of Designation”), as discussed below.

The Company evaluated the transaction in accordance with ASC 470-50-40, Debt Modifications and Extinguishment. As such, the Company recognized a loss on the debt extinguishment of $6,134,120 that was charged to other expense in the accompanying consolidated statements of operations and comprehensive income for the year ended December 31, 2025. The loss was determined by the difference between the closing price of the Company’s common stock of $11.13 on the transaction date to the price per share used to determine the conversion price of the debt, discounted for lack of marketability.

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

There were no outstanding promissory notes as of December 31, 2025.

10.    Stockholders’ Equity (Deficit)

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

After giving effect to the designation of Series A Preferred Stock, Series A-1 Preferred Stock and Series A-2 Preferred Stock discussed below, the Company had 1,997,254 and 1,997,730 authorized and remaining to be issued shares of preferred stock at December 31, 2025 and 2024, respectively.

Series A Preferred Stock

In October 2024, the Board of Directors designated 2,270 of the 2,000,000 shares of preferred stock to be Series A Non-Voting Convertible Preferred Stock (“Series A Preferred Stock”). As of December 31, 2025, the Company had 2,270 authorized and 2,269.1494 issued and no shares outstanding of Series A Preferred Stock and as of December 31, 2024, the Company had 2,270 authorized and 2,213.8044 issued and outstanding shares of Series A Preferred Stock.

Following stockholder approval of the Conversion Proposal at a special meeting of stockholders held on November 21, 2025, each share of Series A Preferred Stock automatically converted into 10,000 shares of Common Stock. In accordance with ASC 805-50-25-4, the Company has the option to apply pushdown accounting to its financial statements related to the conversion of the Series A Preferred Stock but does not believe that such an election would be meaningful or informative to readers of the financial statements.  The original issuance of the Series A Preferred Stock has been disclosed since the transaction was completed, including disclosures related to its expected conversion to shares of Common Stock at a future special meeting of stockholders, and the conversion followed the original terms of the Exchange Agreement. Accordingly, the conversion was treated as an exchange of securities by an investor with the conversion completed at the carrying amount of the Series A Preferred Stock.

Except as otherwise required by law, the Series A Preferred Stock did not have voting rights. However, as long as any shares of Series A Preferred Stock were outstanding, the Company could not, without the affirmative vote of the holders of a majority of the then-outstanding shares of the Series A Preferred Stock, (i) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock or alter or amend the Certificate of Designation, amend or repeal any provision of, or add any provision to, the Charter or Amended and Restated Bylaws of the Company, or file any articles of amendment, certificate of designations, preferences, limitations and relative rights of any series of Preferred Stock, if such action would adversely alter or change the preferences, rights, privileges or powers of, or restrictions provided for the benefit of the Series A Preferred Stock, regardless of whether any of the foregoing actions shall be by means of amendment to the Charter or by merger, consolidation, recapitalization, reclassification, conversion or otherwise, (ii) issue further shares of Series A Preferred Stock, or increase or decrease (other than by conversion) the number of authorized shares of Series A Preferred Stock (iii) prior to the Stockholder Approval (as defined in the Certificate of Designation) or at any time while at least 30% of the originally issued Series A Preferred Stock remains issued and outstanding, consummate either: (A) any Fundamental Transaction (as defined in the Certificate of Designation) or (B) any merger or consolidation of the Company with or into another entity or any stock sale to, or other business combination in which the stockholders of the Company immediately before such transaction do not hold at least a majority of the capital stock of the Company immediately after such transaction, or (iv) enter into any agreement with respect to any of the foregoing.

The Series A Preferred Stock ranked on parity with the Common Stock as to distributions of assets upon liquidation, dissolution or winding-up of the Company, whether voluntarily or involuntarily. The Series A Preferred Stock were entitled to receive on an as-converted basis dividends equal to and in the same form, and in the same manner, as dividends paid to shares of Common Stock. If, prior to conversion of the Series A Preferred Stock into Common Stock, the Company effected any Fundamental Transaction (as defined in the Series A Certificate of Designation) then upon conversion of the Series A Preferred Stock, the holders of the Series A Preferred Stock would have been entitled to receive, in lieu of shares of Common Stock, the consideration that would have been issuable upon such Common Stock had the conversion occurred prior to such Fundamental Transaction.

In accordance with ASC 480-10-S99-3A, the Company had classified the Series A Preferred Stock outside of permanent equity, in the mezzanine section of the consolidated balance sheet. In addition, this guidance requires that redeemable equity securities be accreted to their redemption value if it becomes probable that the security will become redeemable. The guidance further clarifies that accretion is required when redemption is likely to occur, and that the assessment of probability should be updated at each reporting period.  The term “probable” is defined in ASC 450, Contingencies, subparagraph 450-20-20 as “the future event or events are likely to occur.” With this framework in mind, the Company has evaluated each conditional repurchase (as described below under “Form of Repurchase Agreement and Modification”) and redemption right embedded in the Series A Preferred Stock to determine whether exercise of any right is probable for purposes of accretion to redemption value. Based on the facts and circumstances, none of the conditional repurchase or redemption rights were considered probable prior to the conversion of the Series A Preferred Stock and there has been no accretion to redemption value included in the consolidated financial statements.

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

Form of Repurchase Agreement and Modifications

The terms of the Exchange Agreement provides that Sealbond had the right to exercise an option, but not an obligation, after the Closing and upon the occurrence of certain conditional events including continued listing requirements, to acquire all of the Company’s and its direct and indirect subsidiaries’ intellectual property, rights, title, regulatory submissions, assignment of contracts, data and interests, as of the time of such acquisition, in and to tetrodotoxin and Halneuron®, in accordance with the terms and conditions of the form of Repurchase Agreement for a cash settlement value as defined in the agreement.

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

The Company determined that the fair value of the CVRs were immaterial on the date of issuance as there were no imminent transactions to indicate value.  The Company evaluates the fair value of the CVRs at each reporting period or whenever facts and circumstances indicate that their carrying amounts may have changed. The Company determined that the fair value of the CVRs were immaterial as of December 31, 2025 and 2024.

Series A-1 Preferred Stock

In March 2025, the Board of Directors designated 285 shares of the preferred stock to be Series A-1 Preferred Stock. As of December 31, 2025, the Company had 285 shares authorized, 284.2638 shares issued and no shares outstanding of Series A-1 Preferred Stock. There were no authorized, issued and outstanding shares of Series A-1 Preferred stock at December 31, 2024.

Following stockholder approval at a special meeting of stockholders held on November 21, 2025, each share of Series A-1 Preferred Stock automatically converted into 10,000 shares of Common Stock. The conversion was treated as an exchange of securities by an investor with the conversion completed at the carrying amount of the Series A-1 Preferred Stock.

The Series A-1 Preferred Stock ranked on parity with the Common Stock as to distributions of assets upon liquidation, dissolution or winding-up of the Company, whether voluntarily or involuntarily. The Series A-1 Preferred Stock were entitled to receive on an as-converted basis dividends equal to and in the same form, and in the same manner, as dividends paid to shares of Common Stock. If, prior to conversion of the Series A Preferred Stock into Common Stock, the Company effects any Fundamental Transaction (as defined in the Series A-1 Certificate of Designation) then upon conversion of the Series A-1 Preferred Stock, the holders of the Series A-1 Preferred Stock shall be entitled to receive, in lieu of shares of Common Stock, the consideration that would have been issuable upon such Common Stock had the conversion occurred prior to such Fundamental Transaction.

Except as otherwise required by law, the Series A-1 Preferred Stock did not have voting rights. However, as long as any shares of Series A-1 Preferred Stock were outstanding, the Company could not, without the affirmative vote of the holders of a majority of the then-outstanding shares of the Series A-1 Preferred Stock, (i) alter or change adversely the powers, preferences or rights given to the Series A-1 Preferred Stock or alter or amend the Series A-1 Certificate of Designation, amend or repeal any provision of, or add any provision to, the Charter or Amended and Restated Bylaws of the Company, or file any articles of amendment, certificate of designations, preferences, limitations and relative rights of any series of Preferred Stock, if such action would adversely alter or change the preferences, rights, privileges or powers of, or restrictions provided for the benefit of the Series A-1 Preferred Stock, regardless of whether any of the foregoing actions shall be by means of amendment to the Charter or by merger, consolidation, recapitalization, reclassification, conversion or otherwise, (ii) issue further shares of Series A-1 Preferred Stock, or increase or decrease (other than by conversion) the number of authorized shares of Series A-1 Preferred Stock, (iii) prior to the Stockholder Approval (as defined in the Series A-1 Certificate of Designation) or at any time while at least 30% of the originally issued Series A-1 Preferred Stock remains issued and outstanding, consummate either: (A) any Fundamental Transaction (as defined in the Series A-1 Certificate of Designation) or (B) any merger or consolidation of the Company with or into another entity or any stock sale to, or other business combination in which the stockholders of the Company immediately before such transaction do not hold at least a majority of the capital stock of the Company immediately after such transaction, or (iv) enter into any agreement with respect to any of the foregoing.

Series A-2 Preferred Stock

In September 2025, the Board of Directors designated 190.0572 shares of the preferred stock to be Series A-2 Preferred Stock. As of December 31, 2025, the Company has 190.0572 shares authorized and issued and no shares outstanding of Series A-2 Preferred Stock. There were no authorized, issued and outstanding shares of Series A-2 Preferred stock at December 31, 2024.

Following stockholder approval at a special meeting of stockholders held on November 21, 2025, each share of Series A-2 Preferred Stock automatically converted into 10,000 shares of Common Stock. The conversion was treated as an exchange of securities by an investor with the conversion completed at the carrying amount of the Series A-2 Preferred Stock.

The Series A-2 Preferred Stock ranked on parity with the Common Stock as to distributions of assets upon liquidation, dissolution or winding-up of the Company, whether voluntarily or involuntarily. The Series A-2 Preferred Stock were entitled to receive on an as-converted basis dividends equal to and in the same form, and in the same manner, as dividends paid to shares of Common Stock. If, prior to conversion of the Series A-2 Preferred Stock into Common Stock, the Company effects any Fundamental Transaction (as defined in the Series A-2 Certificate of Designation) then upon conversion of the Series A-2 Preferred Stock, the holders of the Series A-2 Preferred Stock shall be entitled to receive, in lieu of shares of Common Stock, the consideration that would have been issuable upon such Common Stock had the conversion occurred prior to such Fundamental Transaction.

Except as otherwise required by law, the Series A-2 Preferred Stock did not have voting rights. However, as long as any shares of Series A-2 Preferred Stock were outstanding, the Company could not, without the affirmative vote of the holders of a majority of the then-outstanding shares of the Series A-2 Preferred Stock, (i) alter or change adversely the powers, preferences or rights given to the Series A-2 Preferred Stock or alter or amend the Certificate of Designation, amend or repeal any provision of, or add any provision to, the Charter or Amended and Restated Bylaws of the Company, or file any articles of amendment, certificate of designations, preferences, limitations and relative rights of any series of Preferred Stock, if such action would adversely alter or change the preferences, rights, privileges or powers of, or restrictions provided for the benefit of the Series A-2 Preferred Stock, regardless of whether any of the foregoing actions shall be by means of amendment to the Charter or by merger, consolidation, recapitalization, reclassification, conversion or otherwise, (ii) issue further shares of Series A-2 Preferred Stock, or increase or decrease (other than by conversion) the number of authorized shares of Series A-2 Preferred Stock (iii) prior to the Stockholder Approval (as defined in the Certificate of Designation) or at any time while at least 30% of the originally issued Series A-2 Preferred Stock remains issued and outstanding, consummate either: (A) any Fundamental Transaction (as defined in the Certificate of Designation) or (B) any merger or consolidation of the Company with or into another entity or any stock sale to, or other business combination in which the stockholders of the Company immediately before such transaction do not hold at least a majority of the capital stock of the Company immediately after such transaction, or (iv) enter into any agreement with respect to any of the foregoing.

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

Pursuant to the Serpin Registration Rights Agreement, the Company filed a Form S-3 registration statement registering the shares issued under the Serpin Registration Rights Agreement. The registration statement became effective on November 5, 2025. The Company also granted Serpin customary demand registration and indemnification rights and entered into customary issuer covenants.

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

As of December 31, 2025, the Company had 43,000,000 shares of common stock authorized, of which 13,248,766 shares of common stock are available for future issuance and not otherwise reserved.

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

Equity Distribution Agreement

On November 28, 2025, the Company entered into an Equity Distribution Agreement (the “Northland Agreement”) with Northland Securities, Inc., as sales agent, relating to the issuance and sale from time to time by the Company (the “ATM Program”) of shares of the Company’s common stock having an aggregate offering price of up to $8,558,712. We have sold shares of Common Stock for gross proceeds of $89,762 pursuant to the Northland Agreement during the fourth quarter of 2025.

Public Offering

On May 19, 2024, the Company entered into an agreement with Maxim Group LLC as placement agent in connection with the issuance and sale by the Company in a public offering of 340,000 shares of its Common Stock at a public offering price of $5.00 per share (the “May 2024 Offering”), pursuant to an effective shelf registration statement on Form S-3 (File No. 333-263700).  The May 2024 Offering closed on May 22, 2024, and the gross proceeds from the May 2024 Offering were $1.7 million. The net proceeds of the May 2024 Offering were $1.4 after deducting placement agent fees and offering expenses payable by the Company.

11.    Related Parties

The Company uses Gendreau Consulting, LLC, a consulting firm (“Gendreau”), for drug development, clinical trial design and planning, implementation and execution of contracted activities with the clinical research organization. Gendreau’s managing member is the Company’s Chief Medical Officer (“CMO”). From time to time, the Company contracts the services of the CMO’s spouse through Gendreau to perform certain activities in connection with the Company’s ongoing clinical development of its product candidates.  In the past, the Company has contracted the CMO’s spouse to serve as the Company’s Medical Monitor.  Currently, the Company has contracted the services of the CMO’s spouse to serve as the Company’s Chief Safety Officer for the HAL-CINP-203 clinical trial. In addition, the Company has contracted the services of the CMO’s daughter to serve as an assistant for various clinical site related activities. During the years ended December 31, 2025 and 2024, the Company paid Gendreau $376,063 and $56,141, respectively, and had accounts payable of $14,335 and $21,260 to Gendreau as of December 31, 2025 and 2024, respectively.

See also Note 9 – “Promissory Note with Related Party” for discussion of related party promissory note with Conjoint Inc.

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

Employment Agreement and Deferred Compensation Plan

The Company has employment agreements with its CEO, CFO, SVP of Operations (the “Executives”), as well as its CMO and the Controller. Per the terms of the agreements, each Executive and the CMO are entitled to receive a cash bonus with a target amount of no less than 55% for the CEO, 40% for the CMO and CFO, 33% for SVP of Operations and 15% for the Controller, of the then-current base salary. The bonuses are subject to achievement of annual bonus metrics set by the Board. The employment agreements will continue in effect until terminated by either party pursuant to its terms. Upon termination of the agreement by the Company for any reason other than for cause, death or disability or by one of the Executives or CMO and Controller for good reason, the Company shall pay to an Executive a “Severance Payment” equal to the aggregate of the Executive’s then-current annual base salary plus an amount equal to a prorated portion of the Executive’s cash bonus for the year in which the termination occurs.  The Severance Payment to an Executive is payable in cash over a period of one year. The Company shall pay to the CMO a Severance Payment equal to 25% of the then-current annual base salary plus a prorated portion of the CMO’s cash bonus for the year in which the termination occurs over a period of three months and health benefits for a period of 12 months unless the CMO becomes eligible for health benefits under another employer. The Company shall pay the Controller an amount equal to three months’ base salary plus accrued and unused vacation. If the termination of the agreement is related to a change of control, the Company shall pay to the Executives and the CMO a “Change of Control Termination Payment” equal to the aggregate of 1.0 times the then-current annual base salary plus an amount equal to 1.0 times the Executives’ and CMO’s cash bonus for year in which the termination occurs. The Change of Control Termination Payments are payable in a single cash lump sum no later than 45 days after the triggering event.

13.   Share-Based Compensation

Equity Incentive Plan

On June 18, 2025, the stockholders of the Company approved Amendment No. 2 to the Amended and Restated 2020 Equity Incentive Plan (the “Prior Plan”) to increase the total number of shares of Common Stock reserved for issuance under the Prior Plan by 108,612 shares to 191,112 total shares issuable under the Prior Plan. On June 27, 2025, the Board approved a further amendment to the Prior Plan which removed the annual individual grant limit of 20,000 shares.

On November 21, 2025, the stockholders of the Company approved the Second Amended and Restated 2020 Equity Incentive Plan (the “Plan”), which amends and restates the Prior Plan, to increase the total number of shares of Common Stock reserved for issuance under the Plan to 2,972,787 total shares. On November 21, 2025, the stockholders of the Company also approved a further amendment to the Plan which re-established annual individual grant limits as discussed below.  As of December 31, 2025 and 2024, 1,867,209 and 1,423 shares, respectively, were available for future grants.

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

The table below sets forth the outstanding options to purchase common shares under the Plan:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(Years)
Outstanding at December 31, 2023	66,046	$119.42	8.08
Granted	15,031	8.93	—
Forfeited	—	—	—
Outstanding at December 31, 2024	81,077	$98.93	7.39
Granted	1,039,853	5.99	—
Forfeited or expired	(15,352)	9.93	—
Outstanding at December 31, 2025	1,105,578	$12.80	9.64
Exercisable at December 31, 2025	80,225	$99.57	6.46

As of December 31, 2025 and 2024, the aggregate intrinsic value of options outstanding and exercisable was $0.

During the year ended December 31, 2025, the Company granted certain individuals options to purchase 1,039,853 shares of the Company’s Common Stock with an average exercise price of $5.99 per share, contractual terms of 10 years and a vesting periods ranging from 100% after one year to 33.333% after one year and the remaining 66.667% in 24 equal monthly installments, thereafter. The options had an aggregate grant date fair value of $4,961,557 that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model included: (1) discount rates ranging from of 3.775% to 4.0275% based on the daily par yield curve rates for U.S. Treasury obligations, (2) expected lives of 5.5 years to 6.0 years based on the simplified method (vesting plus contractual term divided by two), (3) expected volatility ranging from 96.92% to 99.57% based on the average historical volatility of comparable companies’ stock, (4) no expected dividends and (5) fair market value of the Company’s stock ranging from $4.71 to $6.14 per share.

During the year ended December 31, 2024, the Company granted certain individuals options to purchase 15,031 shares of the Company’s common stock with an average exercise price of $8.93 per share, contractual terms of 10 years and a vesting period of one year. The options had an aggregate grant date fair value of $105,931 that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model included: (1) discount rate of 4.2975% based on the daily par yield curve rates for U.S. Treasury obligations, (2) expected life of 5.5 years based on the simplified method (vesting plus contractual term divided by two), (3) expected volatility of 100.76% based on the average historical volatility of comparable companies’ stock, (4) no expected dividends and (5) fair market value of the Company’s stock of $8.925 per share.

For the years ended December 31, 2025 and 2024, the Company recognized share-based compensation expense related to stock options of $355,642 and $476,021, respectively. The unrecognized compensation expense for stock options at December 31, 2025 and 2024 was $4,719,830 and $168,741, respectively.

Stock Options for Unregistered Securities

In addition to the stock options issued under the Plan, and in conjunction with the IPO, the Company granted non-qualified stock options to purchase 11,700 shares of common stock as provided for in the employment agreement of our former President, Richard Burch (the “President Options”). The President Options are exercisable within 10 years of the date of grant at $250.00 per share, were 100% vested at the grant date and have a remaining contractual term of 4.96 years. As of December 31, 2025, there was no unrecognized compensation expense related to these options as they were 100% vested upon issuance. The shares of common stock issuable upon exercise of the President Options will be unregistered, and the option agreement does not include any obligation on the part of the Company to register such shares of common stock.

Consequently, the Company has not recognized a contingent liability associated with registering the securities for the arrangement. As of December 31, 2025, the aggregate intrinsic value of the President Options was $0.

Underwriters Warrants

In conjunction with the IPO, the Company granted the underwriters warrants to purchase 6,900 shares of common stock at an exercise price of $312.50 per share. The warrants had a five-year contractual term and became 100% exercisable on December 21, 2021 and expired on December 21, 2025.

In conjunction with the offering in September 2022, the Company granted the underwriter warrants to purchase 20,000 shares of common stock at an exercise price of $15.625 per share (the “Representative Warrants”), of which 855 warrants remain outstanding as of December 31, 2025. The Representative Warrants have a five-year contractual term and became 100% exercisable on March 18, 2023.

There were no warrant exercises for the years ended December 31, 2025 and 2024 and there is no unrecognized compensation expense for these awards as of December 31, 2025.

The table below sets forth the outstanding warrants to purchase common shares:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(Years)
Outstanding at December 31, 2023	7,755	$279.77	2.16
Granted	—	—	—
Outstanding at December 31, 2024	7,755	$279.77	1.15
Forfeited	(6,900)	312.50	—
Outstanding at December 31, 2025	855	$15.63	1.72
Exercisable at December 31, 2025	855	$15.63	1.72

As of December 31, 2025, the aggregate intrinsic value of the warrants outstanding was $0.

14.   Income Taxes

As of December 31, 2025, the Company has U.S. federal net operating loss carryforwards of approximately $45,410,000, which have an indefinite carryforward and Georgia and Florida state net operating loss carryforwards of approximately $58,689,000 and $1,750,000, respectively, which have a twenty-year carryforward and begin expiring in 2037. As of December 31, 2025, the Company had Canadian non-capital loss carryforwards of approximately $22,024,000, which have a twenty year carryforward and begin expiring in 2026 and Hong Kong tax losses carryforwards of approximately $58,026,000 which have no expiry. These net operating loss carryforwards may be limited under Section 382 of the internal revenue code. The Company will need to perform a formal Section 382 study to determine how the equity transactions discussed above impact the limitation on the utilization of its net operating loss carryforwards.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA did not change the US federal corporate income-tax rate and did not materially affect Dogwood’s US income-tax position. The OBBBA did reinstate the immediate expensing of domestic research and development (“R&D”) expenditures under Section 174A, effective for tax years beginning after December 31, 2024. This change reverses the prior requirement to capitalize and amortize R&D costs over five years. The Company has elected to continue to capitalize R&D expenditures under Section 174A and amortize these costs over 60-months. Therefore there was no remeasurement of deferred tax assets due to the OBBBA’s enactment and there was no impact on the Company’s income tax provision for the year ended December 31, 2025. The Company maintains a full valuation allowance against its deferred tax assets, including those related to net operating loss carryforwards and R&D credits.

The Company adopted ASU 2023-09 effective January 1, 2025, applying the guidance prospectively, as permitted by the standard. Comparative prior-year disclosures have not been restated. The adoption of ASU 2023-09 did not affect the Company’s recognition or measurement of income tax amounts, as the ASU amends disclosure requirements only and does not modify the underlying accounting guidance in ASC 740.

Income taxes paid by the Company are as follows:

Year Ended December 31,
	2025	2024
Federal	$—	$—
State	—	—
Foreign	—	—
Total income taxes paid	$—	$—

A reconciliation of the worldwide consolidated income tax rate to the Company’s effective tax rate as of December 31, 2025 is as follows:

	Year Ended
	December 31, 2025

Pretax Income	(7,147,720)	21.00%

Domestic state and local income taxes, net of federal effect (a)	—	—%

Foreign tax effects:
Canada
Other	368,275	(1.08)%
Other Adjustment - NOLs	1,639,371	(4.82)%
Change in valuation allowance	(1,442,061)	4.24%

Other	896	—%

Effect of cross-border tax laws	—	—%

Tax credits	—	—%

Nontaxable or Nondeductible Items, net
Debt conversion	1,288,165	(3.79)%
Other	75,693	(0.22)%

Other adjustments	224	—%

Change in valuation allowance	5,438,253	(15.98)%

Effective Income Tax rate	221,096	(0.65)%

A reconciliation of the worldwide consolidated income tax rate to the Company’s effective tax rate as of December 31, 2024 is as follows:

Year Ended
December 31,
2024
U.S. federal statutory income tax rate	21.00%
Permanent differences	(2.60)%
State taxes, net of federal benefit	2.60%
Foreign exchange	0.43%
Other adjustments	—%
Change in valuation allowance	(21.43)%
Effective Income Tax rate	—%

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets are comprised of the following:

	As of December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$27,632,096	$26,081,361
Research and development tax credits	2,484,004	8,765,999
Capitalized research and development expenditures	2,814,581	1,627,842
Stock compensation	1,440,022	1,434,890
Depreciation and amortization	3,023,531	275,412
Lease liabilities	43,381	58,227
Other	50	—
Investment in partnership	—	30,035
Gross deferred tax assets	37,437,665	38,273,766
Valuation allowance	(36,952,112)	(31,370,027)
Net deferred tax assets	485,553	6,903,739

Deferred tax liabilities:
Right-of-use asset	(42,187)	(55,341)
In-process research and development intangible assets	(12,112,367)	(17,741,842)
Prepaid expenses	(440,403)	(421,481)
Deferred tax liabilities	(12,594,957)	(18,218,664)

Net deferred taxes	$(12,109,404)	$(11,314,925)

For tax years beginning on or after January 1, 2022, the 2017 Tax Cuts and Jobs Act amended Section 174 of the code to eliminate current-year deductibility of research and development expenses and requires taxpayers to capitalize and amortize them over five years for research activities performed in the United States and fifteen years for research activities performed outside of the United States. For the 2025 and 2024 tax years, the Company has capitalized $8,871,522 and $2,810,785 of research and development expenses, respectively.

At December 31, 2024, the Company evaluated the realizability of its deferred tax assets and determined that the valuation allowance should be adjusted for the consideration of the acquired in-process research and development intangible assets.  An income tax benefit for the year ended December 31, 2025 is reflected in the consolidated statement of operations.

The Company experienced a net change in valuation allowance of $5,582,085 and $21,443,255 for the years ended December 31, 2025 and 2024, respectively.  The large valuation adjustment for the year ended December 31, 2024, primarily related to the Combination of Pharmagesic and acquired in-process research and development intangible assets.

The components of the income tax expense (benefit) are as follows:

	As of December 31,
	2025	2024
Current:
Federal	$—	$—
State	—	—
Foreign	—	—
	$—	$—
Deferred:
Federal	$—	—
State	—	—
Foreign	221,096	(503)
	$221,096	$(503)

Total income tax expense (benefit)	$221,096	$(503)

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

Management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to conduct an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025. Based on the assessment, management has concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

As a smaller reporting, management’s assessment of internal control over financial reporting was not subject to attestation by our independent registered public accounting firm.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(f) of the Exchange Act that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended December 31, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

We incorporate the information required by this Item 10 by reference to the definitive proxy statement for our 2026 annual meeting of shareholders, to be filed with the SEC.

The following is a list of our executive officers as of the date of this Annual Report.

Name	Position
Greg Duncan	Chairman and Chief Executive Officer
R. Michael Gendreau, M.D., Ph.D.	Chief Medical Officer
Ralph Grosswald	Senior Vice President of Operations
Angela Walsh	Chief Financial Officer, Corporate Secretary and Treasurer

Item 11. Executive Compensation

We incorporate the information required by this Item 11 by reference to the definitive proxy statement for our 2026 annual meeting of shareholders, to be filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate the information required by this Item 12 by reference to the definitive proxy statement for our 2026 annual meeting of shareholders, to be filed with the SEC.

Item 13. Certain Relationships and Related Transactions, and Director Independence

We incorporate the information required by this Item 13 by reference to the definitive proxy statement for our 2026 annual meeting of shareholders, to be filed with the SEC.

Item 14. Principal Accountant’s Fees and Services

The Independent Registered Public Accounting Firm is Forvis Mazars, LLP (PCAOB Firm ID No. 686) located in Atlanta, Georgia. We incorporate the remaining information required by this Item 14 by reference to the definitive proxy statement for our 2026 annual meeting of shareholders, to be filed with the SEC.

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
3.6

Certificate of Designation of Series A-2 Non-Voting Convertible Preferred Stock of Dogwood Therapeutics, Inc., dated September 29, 2025 (incorporated by reference herein from Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 29, 2025)

4.1

Specimen Certificate evidencing shares of the Registrant’s common stock. (incorporated by reference herein from Exhibit 4.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on October 16, 2020)

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

10.12	Form of Stock Purchase Agreement (incorporated by reference herein from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 14, 2025)
10.13

Exclusive License Agreement, dated September 29, 2025, by and between Dogwood Therapeutics, Inc. and Serpin Pharma, Inc. (incorporated by reference herein from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 29, 2025)

10.14

Equity Issuance and Registration Rights Agreement, dated September 29, 2025, by and between Dogwood Therapeutics, Inc., Serpin Pharma, Inc. and Rejuvenation Labs, Inc. (incorporated by reference herein from Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 29, 2025)

10.15	Serpin Support Agreement (incorporated by reference herein from Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on September 29, 2025)
10.16	Form of Tungsten Support Agreement (incorporated by reference herein from Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on September 29, 2025)
10.17	Sealbond Support Agreement (incorporated by reference herein from Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on September 29, 2025)
10.18+

Dogwood Therapeutics, Inc. Second Amended and Restated 2020 Equity Incentive Plan (incorporated by reference herein from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 21, 2025)

10.19

Equity Distribution Agreement, dated November 28, 2025, by and between Dogwood Therapeutics, Inc. and Northland Capital Markets (incorporated by reference herein from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 28, 2025)

19.1	Dogwood Therapeutics, Inc. Insider Trading Policy (incorporated by reference from Exhibit 19.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2025)
21.1	Subsidiaries (incorporated by reference from Exhibit 21.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2025)
23.1*	Consent of Forvis Mazars, LLP
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350
97.1+	Virios Therapeutics, Inc. Incentive Compensation Recoupment Policy (incorporated by reference from Exhibit 97.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 1, 2024)
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Schema Document.
101.CAL*	XBRL Calculation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.
101.LAB*	XBRL Label Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
*	Filed with this Annual Report on Form 10-K.
+	Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 18, 2026.

DOGWOOD THERAPEUTICS, INC.

By:	/s/ Greg Duncan
Greg Duncan
Chairman of the Board of Directors, and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 18, 2026 by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Greg Duncan	Chairman of the Board of Directors and
Greg Duncan	Chief Executive Officer
(Principal Executive Officer)

/s/ Angela Walsh	Chief Financial Officer, Corporate Secretary and Treasurer
Angela Walsh	(Principal Financial and Accounting Officer)

/s/ Alan Yu	Director
Alan Yu

/s/ Abel De La Rosa	Director
Abel De La Rosa

/s/ David Keefer	Director
David Keefer

/s/ Melvin Toh, MD	Director
Melvin Toh, M.D.

/s/ John C. Thomas, Jr.	Director
John C. Thomas, Jr.

/s/ Richard J. Whitley, MD	Director
Richard J. Whitley, M.D.