Form 10-Q
period 2026-03-31
Dogwood Therapeutics, Inc.
filed 2026-05-15
CIK 1818844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	☒	Smaller reporting company	☒	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ⌧

As of May 13, 2026, there were 33,629,553 shares of the registrant’s common stock outstanding.

		Page

Part I	Financial Information

Item 1.	Condensed Consolidated Financial Statements	3

	Condensed Consolidated Balance Sheets as of March 31, 2026 (Unaudited) and December 31, 2025	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2026 and 2025 (Unaudited)	4

	Condensed Consolidated Statements of Changes in Series A Non-Voting Convertible Preferred Stock and Stockholders’ Equity for the three months ended March 31, 2026 and 2025 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37

Item 4.	Controls and Procedures	37

Part II	Other Information

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults Upon Senior Securities	38

Item 4.	Mine Safety Disclosures	38

Item 5.	Other Information	38

Item 6.	Exhibits	38

Exhibit Index

Signatures

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

DOGWOOD THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,227,839	$6,524,744
Prepaid expenses and other current assets	1,776,299	1,906,462
Total current assets	15,004,138	8,431,206
Property and equipment, net	12,541	12,754
Right-of-use assets	146,754	163,140
Prepaid expenses, long-term	18,719	19,037
Goodwill	12,193,825	12,401,118
Intangible assets	67,831,894	68,985,026
Deferred issuance costs	—	158,956
Total assets	$95,207,871	$90,171,237
Liabilities, Series A Non-Voting Convertible Preferred Stock, and Stockholders' equity
Current liabilities:
Accounts payable	$144,400	$760,945
Accrued expenses	2,348,737	2,241,417
Deferred sublease income	9,573	—
Lease liability, current portion	57,314	56,841
Total current liabilities	2,560,024	3,059,203
Deferred sublease income, long-term	28,718	—
Lease liability, long-term portion	87,616	105,763
Deferred tax liability	11,908,161	12,109,404
Total liabilities	14,584,519	15,274,370
Commitments and contingencies (Note 13)
Series A Non-Voting Convertible Preferred Stock, $0.0001 par value; 2,104 shares authorized, no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Stockholders' equity:
Common stock, $0.0001 par value; 43,000,000 shares authorized; 33,409,271 and 33,401,553 shares issued and outstanding at March 31, 2026, respectively; and 29,751,234 and 29,743,516 shares issued and outstanding at December 31, 2025, respectively	3,340	2,974
Series A Non-Voting Convertible Preferred Stock, $0.0001 par value; 166 shares authorized, no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Series A-1 Non-Voting Convertible Preferred Stock, $0.0001 par value; 285 shares authorized, no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Series A-2 Non-Voting Convertible Preferred Stock, $0.0001 par value; 190.0572 shares authorized, no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Preferred stock, $0.0001 par value; 1,997,254 shares authorized; no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Additional paid-in capital	195,703,020	183,856,376
Accumulated deficit	(113,062,930)	(108,076,316)
Accumulated other comprehensive loss	(1,720,950)	(587,039)
	80,922,480	75,195,995
Less: Treasury stock, 7,718 shares of common stock at cost	(299,128)	(299,128)
Total stockholders' equity	80,623,352	74,896,867
Total liabilities, Series A Non-Voting Convertible Preferred Stock and Stockholders' equity	$95,207,871	$90,171,237

See accompanying notes to the condensed consolidated financial statements.

DOGWOOD THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025

Revenue	$—	$—

Operating expenses:
Research and development	2,669,779	2,436,998
General and administrative expenses	2,406,587	1,992,928
Total operating expenses	5,076,366	4,429,926

Loss from operations	(5,076,366)	(4,429,926)

Other income (expense):
Sublease income	19,455	—
Loss on debt conversion with related party	—	(6,134,120)
Interest income (expense), net	77,350	(147,090)
Exchange loss, net	(5,860)	(23,274)
Total other income (expense)	90,945	(6,304,484)

Loss before income taxes	(4,985,421)	(10,734,410)
Deferred income tax expense	(1,193)	(190,542)

Net loss	(4,986,614)	(10,924,952)
Accrual of paid-in-kind dividends on Series A Non-Voting Convertible Preferred Stock	—	(1,256,662)
Net loss attributable to common stockholders	$(4,986,614)	$(12,181,614)
Net loss per common share, basic and diluted	$(0.15)	$(8.45)
Weighted average number of shares outstanding – basic and diluted	33,544,748	1,441,535

Comprehensive loss
Net loss	$(4,986,614)	$(10,924,952)
Foreign currency translation adjustment	(1,133,911)	61,156
Comprehensive loss	$(6,120,525)	$(10,863,796)

See accompanying notes to the condensed consolidated financial statements.

DOGWOOD THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SERIES A NON-VOTING CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A Non-Voting		Series A-1 Non-Voting						Accumulated Other		Total
	Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional	Accumulated	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Shares	Par	Shares	Par	Paid-In Capital	Deficit	Loss	Stock	Equity
Balance, December 31, 2025	—	$—	—	$—	29,743,516	$2,974	$183,856,376	$(108,076,316)	$(587,039)	$(299,128)	$74,896,867
Proceeds from issuance of common stock, net of fees			—	—	2,338,948	234	11,397,225	—	—	—	11,397,459
Proceeds from issuance of prefunded warrants	—	—	—	—	1,319,089	132	—	—	—	—	132
Share-based compensation expense	—	—	—	—	—	—	449,419	—	—	—	449,419
Net loss	—	—	—	—	—	—	—	(4,986,614)	—	—	(4,986,614)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(1,133,911)	—	(1,133,911)
Balance, March 31, 2026	—	$—	—	$—	33,401,553	$3,340	$195,703,020	$(113,062,930)	$(1,720,950)	$(299,128)	$80,623,352

	Series A Non-Voting		Series A-1 Non-Voting						Accumulated Other		Total
	Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional	Accumulated	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Par	Paid-In Capital	Deficit	Loss	Stock	Equity
Balance, December 31, 2024	2,213.8044	$74,405,362	—	$—	1,332,178	$133	$67,856,589	$(73,818,946)	$(3,862,987)	$(299,128)	$(10,124,339)
Conversion of loan payable plus interest into Series A-1 NonVoting Convertible Preferred Stock	—	—	284.2638	24,994,461	—	—	—	—	—	—	24,994,461
Proceeds from registered direct offering of common stock, net of offering costs	—	—	—	—	578,950	58	4,252,735	—	—	—	4,252,793
Accrual of paid-inkind dividends on Series A NonVoting Convertible Preferred Stock	—	1,256,662	—	—	—	—	(1,256,662)	—	—	—	(1,256,662)
Share-based compensation expense	—	—	—	—	—	—	84,474	—	—	—	84,474
Net loss	—	—	—	—	—	—	—	(10,924,952)	—	—	(10,924,952)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	61,156	—	61,156
Balance, March 31, 2025	2,213.8044	$75,662,024	284.2638	$24,994,461	1,911,128	$191	$70,937,136	$(84,743,898)	$(3,801,831)	$(299,128)	$7,086,931

See accompanying notes to the condensed consolidated financial statements.

DOGWOOD THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(4,986,614)	$(10,924,952)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on foreign exchange	5,860	6,886
Amortization of loan costs	—	52,373
Depreciation	—	17,022
Reduction in carrying amount of right-of-use asset	16,839	—
Loss on debt conversion with related party	—	6,134,120
Deferred sublease income	38,911	—
Deferred tax expense	1,193	190,542
Share-based compensation expense	449,419	84,474
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	288,886	71,808
Decrease in accounts payable	(589,511)	(131,477)
Increase (decrease) in accrued expenses and other liabilities	187,830	(183,350)
Net cash used in operating activities	(4,587,187)	(4,682,554)
Cash flows from financing activities
Proceeds from registered direct offering of common stock, net of offering costs	11,397,459	4,372,378
Proceeds from the exercise of prefunded warrants	132	—
Payment of issuance costs	(106,266)	—
Proceeds from loan with related party	—	3,000,000
Net cash provided by financing activities	11,291,325	7,372,378
Net increase in cash	6,704,138	2,689,824
Cash, beginning of period	6,524,744	14,847,949
Effect of foreign currency translation on cash	(1,043)	1,231
Cash, end of period	$13,227,839	$17,539,004

Supplemental disclosure of non-cash financing and investing activities:
Offering costs included in accounts payable and accrued expenses	$—	$119,585
Accrual of paid-in-kind dividends on Series A Non-Voting Convertible Preferred Stock	$—	$1,256,662
Conversion of debt with related party into Series A-1 Non-Voting Convertible Preferred Stock	$—	$19,500,000
Conversion of accrued interest on debt with related party into Series A-1 Non-Voting Convertible Preferred Stock	$—	$426,891

See accompanying notes to the condensed consolidated financial statements.

DOGWOOD THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1Organization and Nature of Business

Dogwood Therapeutics, Inc. (the “Company” or “Dogwood”), formerly known as Virios Therapeutics, Inc., was incorporated under the laws of the State of Delaware on December 16, 2020 through a corporate conversion (the “Corporate Conversion”) just prior to the Company’s initial public offering (“IPO”). The Company was originally formed on February 28, 2012 as a limited liability company (“LLC”) under the laws of the State of Alabama as Innovative Med Concepts, LLC. On July 23, 2020, the Company changed its name from Innovative Med Concepts, LLC to Virios Therapeutics, LLC. On October 7, 2024, the Company acquired Pharmagesic (Holdings) Inc., a Canadian corporation (“Pharmagesic”) and the parent company of Wex Pharmaceuticals, Inc. (“Wex”), through a business combination, and changed its name from Virios Therapeutics, Inc. to Dogwood Therapeutics, Inc. (the “Name Change”) on October 9, 2024. Prior to the business combination, Pharmagesic was a wholly-owned subsidiary of Sealbond Limited and an indirect wholly-owned subsidiary of CK Life Sciences Int’l., (Holdings) Inc. (“CKLS”), a listed entity on the Main Board of the Hong Kong Stock Exchange.

The Company operates in one segment and is a pre-revenue, development-stage biopharmaceutical company focused on developing new medicines to treat pain and peripheral neuropathy associated with cancer. The Company’s drug candidates include Halneuron® and SP16. Halneuron® is a voltage gated sodium channel inhibitor (NaV 1.7 modulation) presently in Phase 2b development to treat the chronic pain resulting from cancer chemotherapy (“CINP”), with potential to expand into non-neuropathic cancer pain and acute post-surgical pain. Halneuron® has demonstrated effectiveness in reducing both cancer related pain, as well as CINP in prior phase 2 clinical studies. The Halneuron® Phase 2b CINP study (“HAL-CINP-203”) commenced in the first quarter of 2025. Interim data from HAL-CINP-203 analysis was released in December 2025 and top-line results are expected in the fall of 2026. SP16 is a proprietary peptide drug that exhibits immunomodulatory and anti-inflammatory properties and is expected to enter Phase 1 development to treat peripheral neuropathy resulting from cancer chemotherapy (“CIPN”).  The neurotrophic effects of SP16 as demonstrated in preclinical research shows potential neuroprotective effects by activating neurite survival and growth in the presence of paclitaxel, highlighting potential to preserve a patient’s full chemotherapy regimen.

Going Concern

Since its founding, the Company has been engaged in research and development activities, as well as organizational activities, including raising capital. The Company has not generated any revenues to date. As such, the Company is subject to all of the risks associated with any development-stage biotechnology company that has substantial expenditures for research and development. Since inception, the Company has incurred losses and negative cash flows from operating activities. The Company has funded its losses primarily through issuance of members’ interests, convertible debt instruments and issuance of equity securities. For the three months ended March 31, 2026 and 2025, the Company incurred net losses of $4,986,614 and $10,924,952, respectively, and had net cash outflows used in operating activities for the three months ended March 31, 2026 and 2025 of $4,587,187 and $4,682,554, respectively. As of March 31, 2026, the Company had an accumulated deficit of $113,062,930 and is expected to incur losses in the future as it continues its development activities.

As of the issuance date of these condensed consolidated financial statements, the Company’s cash is not sufficient to fund operating expenses and capital requirements for at least the next 12 months. Dogwood will need to secure additional financing to fund its ongoing clinical trials and operations beyond the fourth quarter of 2026 to continue to execute its strategy. Management plans to explore various dilutive and non-dilutive sources of funding, including equity financings, debt financings, collaboration and licensing arrangements or other financing alternatives. There is no assurance that such financings will be available when needed or on acceptable terms. Accordingly, there is substantial doubt about the Company’s ability to operate as a going concern within one year after the issuance date of these condensed consolidated financial statements. The condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to reflect this uncertainty.

2Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed interim consolidated financial statements are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and accompanying notes as found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 18, 2026 (the “2025 Annual Report on Form 10-K”). In the opinion of management, the unaudited condensed interim consolidated financial statements reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The interim consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. The December 31, 2025 balance sheet included herein was derived from the audited consolidated financial statements, but does not include all disclosures, including notes, required by U.S. GAAP for complete financial statements. Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Pharmagesic, including Pharmagesic’s wholly owned subsidiary, Wex, and Wex’s wholly owned subsidiaries, IWT Bio, Inc. (“IWT”), Wex Medical Corporation (“WMC”), and Wex Medical Limited (“WML”). All intercompany accounts and transactions have been eliminated in consolidation. The Company has determined the functional currency of Pharmagesic, Wex, IWT, WMC and WML to be the Canadian dollar. The Company translates assets and liabilities of Pharmagesic, Wex, IWT, WMC and WML at exchange rates in effect at the balance sheet date with the resulting translation adjustments directly recorded as a separate component of accumulated other comprehensive income. Income and expense accounts are translated at average exchange rates for the period. Transactions which are not in the functional currency are remeasured into the functional currency and gains and losses resulting from the remeasurement are recorded in foreign currency exchange and other gain (loss), net.

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

The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the segment based on net loss, which is reported on the income statement as consolidated net loss. The measure of segment assets is reported on the condensed consolidated balance sheet as total consolidated assets.

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,	March 31,
	2026	2025
Operating expenses:
Clinical	$1,809,420	$1,817,232
Chemical, manufacturing and controls	265,725	135,122
Research and preclinical	(5,634)	24,134
Regulatory	14,662	21,658
Other research and development costs	585,606	438,852
Total research and development	2,669,779	2,436,998
General and administrative expenses	2,406,587	1,992,928
Total operating expenses	$5,076,366	$4,429,926
Sublease income	(19,455)	—
Loss on debt conversion with related party	—	6,134,120
Interest (income)/expense, net	(77,350)	147,090
Exchange loss, net	5,860	23,274
Net loss before income taxes	$4,985,421	$10,734,410

Concentrations of Credit Risk

Cash and cash equivalents are potentially subject to concentrations of credit risk. The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash and cash equivalents are held.

Fair Value Measurements

The fair value of the Company’s interim condensed consolidated financial instruments is determined and disclosed in accordance with the three-tier fair value hierarchy specified in ASC Topic 820, Fair Value Measurements. The Company is required to disclose the estimated fair value of its consolidated financial instruments. As of March 31, 2026 and December 31, 2025, the Company’s consolidated financial instruments included cash, miscellaneous receivables, accounts payable, and accrued expenses which all approximate their fair values. The Company determined that the fair value of the CVRs were immaterial on the date of issuance and March 31, 2026 and December 31, 2025. Subsequent to March 31, 2026, the Company licensed the underlying assets associated with the CVRs. To date, the Company does not have an unconditional right to receive any cash proceeds under the license agreement and cash payments under the license agreement remain contingent upon future events and are not probable or estimable. Therefore, as of March 31, 2026, no liability has been recognized related to the CVRs. See Notes 3, 9, and 11 below.

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

The Company evaluates indefinite-lived intangible assets for impairment at least annually on October 1 and whenever facts and circumstances indicate that their carrying amounts may not be recoverable. In response to a decline in the Company’s share price, the Company underwent an interim third-party valuation of its indefinite-lived intangibles as of March 31, 2026.  The third-party valuation consultants determined that there was no impairment of the Company’s indefinite-lived intangibles as the estimated fair value is greater than its carrying value at March 31, 2026. For the three months ended March 31, 2026 and for the year ended December 31, 2025, the Company determined that there was no impairment to IPR&D.

Goodwill

Goodwill represents the amount of consideration paid in excess of the fair value of net assets acquired as a result of the Company’s business acquisitions accounted for using the acquisition method of accounting. The intangible assets acquired represented the fair value of IPR&D which has been recorded on the accompanying condensed consolidated balance sheet as indefinite-lived intangible assets. A deferred tax liability was recorded for the difference between the fair value of the acquired IPR&D and its tax basis which was recognized as goodwill in applying the purchase method of accounting. Goodwill is not amortized and is subject to impairment testing at a reporting unit level on an annual basis or when a triggering event occurs that may indicate the carrying value of the goodwill is impaired. An entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that the fair value of the reporting units is less than its carrying amount.

The Company evaluates goodwill for impairment at least annually on October 1 and whenever facts and circumstances indicate that its carrying amounts may not be recoverable. During the first quarter of 2026, the decrease to the Company’s market capitalization, measured as the price of the Company’s common stock multiplied by common shares outstanding, led the Company to conclude it was more likely than not that the fair value of the reporting unit was below its carrying amount. A quantitative goodwill assessment was then performed for the Company’s reporting units using a combination of techniques, including an income approach and a market-based approach, adjusted for an estimated control premium. Based on the results of the quantitative goodwill assessment, the Company determined that there was no impairment to the reporting unit’s goodwill as of March 31, 2026. Because the excess of fair value over carrying value is narrower than at the date of the most recent annual assessment, the Company considers the IPR&D asset and goodwill to be at risk of future impairment. Events that could cause management to conclude that fair value has declined below carrying value, and that could result in a material impairment charge in a future period, include, but are not limited to, (i) a sustained further decline in the Company’s stock price or market capitalization; (ii) adverse changes in macroeconomic or capital-market conditions; (iii) unfavorable results; (iv) delays in, or failure to obtain, regulatory approval from the U.S. Food and Drug Administration; (v) the emergence of competitive therapies or changes in the standard of care for chemotherapy-induced neuropathic pain. Should the market value of the Company’s common stock decline further, impairment charges may be recorded in future periods.

Operating Lease Right-of-use Asset and Lease Liability

The Company accounts for leases under ASC 842, Leases. Operating leases are included in “Right-of-use assets” within the Company’s condensed consolidated balance sheets and represent the Company’s right to use an underlying asset for the lease term. The Company’s related obligation to make lease payments is included in “Lease liability” and “Lease liability, net of current portion” within the Company’s condensed consolidated balance sheets. Operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The ROU assets are tested for impairment according to ASC 360, Property, Plant, and Equipment (“ASC 360”). Leases with an initial term of 12 months or less are not recorded on the balance sheet and are recognized as lease expense on a straight-line basis over the lease term.

As of March 31, 2026 and December 31, 2025, the Company’s operating lease ROU assets and corresponding short-term and long-term lease liabilities primarily relate to the operating lease for an office in Vancouver, British Columbia, that was acquired as part of the Combination with Pharmagesic. The office lease expires on August 31, 2028.

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

Redeemable and Convertible Preferred Stock

The Company applies ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), when determining the classification and measurement of its preferred stock. Preferred shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable preferred shares (including preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, preferred shares are classified as stockholders’ (deficit) equity. See Note 11 to these condensed consolidated financial statements.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and in accordance with the Financial Accounting Standards Board (“FASB”) ASC 480, “Distinguishing Liabilities from Equity” ("ASC 480"), and ASC 815 “Derivatives and Hedging” ("ASC 815"). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance.

For issued warrants that meet all of the criteria for equity classification, the warrants are recorded as a component of additional paid in capital at the time of issuance. For issued warrants that do not meet all the criteria for equity classification, the warrants are recorded at their initial fair value of the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability classified warrants are recognized as a non-cash gain or loss on the consolidated statements of operations. Costs associated with issuing the warrants classified as derivative liabilities are charged to operations when the warrants are issued.

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

Basic and Diluted Net Loss per Share

Basic net loss per common share (“EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding during the period includes shares issuable for little to no consideration upon the exercise of certain equity-classified warrants. Diluted EPS reflects potential dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if all potential common shares had been issued and were dilutive. However, potentially dilutive securities are excluded from the computation of diluted EPS to the extent that their effect is anti-dilutive. For the three months ended March 31, 2026 and 2025, the Company had options to purchase 1,774,778 and 92,777 shares of Common Stock, respectively, warrants to purchase 4,386,892 and 7,755 shares of Common Stock, respectively, and preferred shares which may convert into none and 24,980,682 shares, of Common Stock, respectively, outstanding that were anti-dilutive.

Recent Accounting Pronouncements

In December 2025, the FASB issued ASU 2025-12, Codification Improvements. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. If an entity adopts the amendments in this update in an interim period, it must adopt them as of the beginning of the annual reporting period that includes that interim reporting period. An entity may elect to early adopt the amendments on an issue-by-issue basis. An entity should apply the amendments in this update (except for the amendments to Topic 260, Earnings Per Share) using either (i) prospectively to all transactions recognized on or after the date that the entity first applies the amendments or (ii) retrospectively to the beginning of the earliest comparative period presented, and should adjust the opening balance of retained earnings as of the beginning of the earliest comparative period presented. For the amendments in this update to Topic 260, an entity should apply the amendments retrospectively to each prior reporting period presented in the period of adoption. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. ASU 2025-07 refines the scope of derivative accounting under Topic 815 for certain non-exchange-traded arrangements whose settlement is based on the operations or activities of one of the parties to the contract. The ASU also clarifies the accounting for certain share-based noncash consideration received from a customer under Topic 606. The amendments in ASU 2025-07 are effective for annual periods beginning after December 15, 2026, and interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

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

Subsequent Event

On April 21, 2026, the Company entered an Exclusive License Agreement (the “PRIDCor License Agreement”) for a global development and commercialization partnership with PRIDCor Therapeutics, LLC (“PRIDCor”), for the Company’s anti-viral candidates, IMC-1 and IMC-2.  The PRIDCor License Agreement includes potential payments of up to $100 million to the Company and the CVR Holders. Under the PRIDCor License Agreement, PRIDCor will be fully responsible for financing and executing future development, commercialization and intellectual property maintenance for both IMC-1 and IMC-2.  In exchange, the Company is entitled to a tiered royalty on net sales of up to 15% upon commercialization of IMC-1 or IMC-2.  Further, the Company is entitled to receive 10% of PRIDCor’s initial Series A financing and 9% of all other future capital raised by PRIDCor to advance IMC-1 or IMC-2, as well as future PRIDCor partnership-related development and regulatory payments associated with IMC-1 or IMC-2.  Potential payments to the Company under the development partnership are capped at $100 million. Once aggregate payments to the Company reach $100 million, the Company will assign all right, title and interest in the licensed technology to PRIDCor.

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

The Combination was accounted for under the acquisition method of accounting. Under the acquisition method, the total purchase price of the acquisition was allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on the fair values as of the date of the acquisition. Consideration paid was comprised of the estimated fair value of various securities issued including the Series A Preferred Stock and Common Stock issued to Sealbond, the sole shareholder of Pharmagesic.

The fair value of the consideration totaled approximately $71.3 million, summarized as follows:

Fair value of common stock issued	$893,093
Fair value of preferred stock issued	70,372,634
Total Consideration Paid	$71,265,727

The Company recorded the assets acquired and liabilities assumed as of the date of the Combination based on the information available at that date and the fair value of IPR&D was capitalized as of the date of the Combination and accounted for as indefinite-lived intangible assets until completion or disposition of the assets or abandonment of the associated research and development efforts. Upon successful completion of the development efforts, the useful lives of the IPR&D assets will be determined based on the anticipated period of regulatory exclusivity and will be amortized within operating expenses. Until that time, the IPR&D assets will be subject to impairment testing and will not be amortized. The goodwill recorded related to the acquisition is the excess of the fair value of the consideration transferred by the acquirer over the fair value of the net identifiable assets acquired and liabilities assumed at the date of the Combination. The goodwill recorded is not deductible for tax purposes.

The following summarizes the Company’s intangible assets and goodwill acquired in connection with the Combination and their carrying value as of March 31, 2026 and December 31, 2025.

				Carrying Value			Carrying Value
				as of			as of
	Combination Date			December 31			March 31,
	Fair Value	Impairment	Translation Adj	2025	Impairment	Translation Adj	2026
Halneuron® for Cancer Related Pain	$59,900,000	$—	$(443,841)	$59,456,159	$—	$(993,850)	$58,462,309
Halneuron® for Chemotherapy Induced Neuropathic Pain	9,600,000	—	(71,133)	9,528,867	—	(159,282)	9,369,585
Total in-process research and development (IPR&D)	$69,500,000	$—	$(514,974)	$68,985,026	$—	$(1,153,132)	$67,831,894

Goodwill	$12,493,727	$—	$(92,609)	$12,401,118	$—	$(207,293)	$12,193,825

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

4	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2026	2025
Prepaid insurance	$380,782	$512,523
Prepaid clinical research costs	1,200,298	1,153,417
Prepaid franchise taxes	99,550	161,400
Prepaid professional fees	—	40,563
Prepaid services	28,787	32,289
Other miscellaneous current assets	66,882	6,270
	1,776,299	1,906,462
Long-term
Security deposit on leased premises	18,719	19,037
	$1,795,018	$1,925,499

5 Property and Equipment

Property and equipment consist of the following:

	March 31,	December 31,
	2026	2025
Office furniture and equipment	$12,541	$12,754
Less: Accumulated depreciation and amortization	—	—
Property and equipment, net	$12,541	$12,754

6License Agreements

Serpin License Agreement

On September 29, 2025, the Company entered into an Exclusive Licensing Agreement (the “Licensing Agreement”) with Serpin Pharma Inc. (“Serpin Pharma”) and Rejuvenation Labs, Inc. (“Rejuvenation” and, together with Serpin Pharma, “Serpin”), pursuant to which Serpin granted the Company a royalty-free, sublicensable global license to develop Serpin Pharma’s intravenous formulation of SP16. SP16 is a first-in-class low density lipoprotein receptor-related protein-1 (LRP1) agonist which has demonstrated both anti-inflammatory, immunomodulatory and neural repair activity that has the potential to treat chemotherapy-induced peripheral neuropathy. In consideration of the Licensing Agreement, the Company issued shares of common stock and Series A-2 Non-Voting Convertible Preferred Stock (the “Series A-2 Preferred Stock”) to Serpin Pharma and Rejuvenation. The Licensing Agreement was treated as an asset acquisition and expensed in research and development expense in September 2025 as acquired IPR&D. Consideration paid is comprised of the estimated fair value of various securities issued including the Series A-2 Preferred Stock and Common Stock issued to Serpin Pharma and Rejuvenation. See Note 11 – “Stockholders’ Equity.”

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

7Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2026	2025
Accrued interest on preferred members’ interests and related party loan	$188,085	$188,085
Accrued compensation	346,741	745,080
Accrued clinical research costs	1,140,480	889,066
Accrued professional fees	602,424	360,733
Accrued director fees	48,314	32,209
Other miscellaneous accrued expenses	22,693	26,244
	$2,348,737	$2,241,417

8Leases

In connection with the Combination, the Company acquired a right-of-use asset which was revalued at the date of the Combination. Pharmagesic has obtained the right to control the use of office premises for a period of time through a lease arrangement. The lease arrangement was negotiated on an individual basis and contains a wide range of different terms and conditions including lease payments and remaining lease terms to August 31, 2028. The lease arrangement does not impose any covenants other than the security interests in the leased asset that is held by the lessor. The Company maintains a security deposit totaling $18,719 and $19,037 as of March 31, 2026 and December 31, 2025, respectively.

There were no additions or extensions to the right-of-use asset during the three months ended March 31, 2026 and 2025. Total cash outflows for the lease were $31,684 and $31,007 for the three months ended March 31, 2026 and 2025, respectively, and these costs were included in net cash used in operating activities.

The following table presents the components of the lease costs included in general and administrative expenses in the statements of operations for the three months ended March 31, 2026 and 2025:

	Three months ended	Three months ended
	March 31,	March 31,
Component of lease cost	2026	2025
Operating lease cost	$16,839	$16,094
Variable lease cost	13,527	13,654
Total lease expense	$30,366	$29,748

Future minimum annual commitments under the operating leases are as follows:

Year ending December 31,
2026 (remaining)	$48,073
2027	67,111
2028	43,180
Total lease payments	$158,364
Less: amount representing interest	(13,434)
Present value of net minimum lease payments	$144,930
Less: current obligations	(57,314)
Long-term obligations under leases	$87,616

Other information related to this operating lease and the calculation of related right-of-use assets and operating lease liabilities consists of the following:

March 31,
2026
Cash paid for amounts included in the measurement of lease liabilities	$31,684
Weighted-average remaining lease term (in years) - operating leases	2.4
Weighted-average discount rate - operating leases	7.82%

In February 2026, Wex entered into a sublease agreement (the “Sublease”) with a Canadian company (the “Subtenant”) with respect to the Company’s office premises in Vancouver, British Columbia, consisting of 3,558 rentable square feet. The Sublease has a term commencing March 1, 2026 and expiring August 30, 2028, with basic rent of CAD 22.00 per square foot per annum plus the Subtenant’s proportionate share of operating costs and taxes estimated at CAD 20.86 per square foot for 2026. The Company remains the primary obligor under the head lease and has accounted for the arrangement as an operating sublease under ASC 842. The Company evaluated the two components of the lease and determined that the basic rent is fixed sublease income and will be recognized on a straight-line basis over the 30-month lease term. The reimbursement of operating costs and real estate taxes are considered to variable sublease income as it does not depend on an index or rate and is subject to change each calendar year. The variable sublease income will be recognized in the period received which coincides with when the related costs are incurred. The variable sublease component is not included in the straight-line calculation and is not included in the maturity analysis of the future discounted lease payments.

Upon execution of the Sublease, the Subtenant delivered a deposit of approximately $48,800 (inclusive of goods and services tax and operating costs) representing the first month, thirteenth month and last three months of gross rent, operating costs and taxes, net of agent fees of three month’s total rent receivable of approximately $27,900. For the three months ended March 31, 2026, the Company recognized sublease income of $19,455, which is included in other income in the condensed consolidated statements of operations. The portion of the deposit attributable to future non-consecutive rental periods has been recorded as deferred sublease income, of which $9,573 is classified as current (relating to the thirteenth month of the Sublease term) and $28,718 is classified as long-term (relating to the final three months of the Sublease term).

Future minimum Sublease income including base rent and operating expenses is as follows:

Year ending December 31,
2026 (remaining)	$74,115
2027	111,173
2028	74,115
Total future minimum sublease rental income	$259,403

9Promissory Note with Related Party

On October 7, 2024, in connection with the Exchange Agreement, the Company entered into a Loan Agreement (the “Loan Agreement”) with Conjoint Inc., a Delaware corporation (“Lender”) and an affiliate of CKLS. Pursuant to the Loan Agreement, Lender agreed to make a loan to the Company in the aggregate principal amount of $19,500,000, of which (i) $16,500,000 was disbursed on October 7, 2024 and (ii) $3,000,000 was disbursed on February 18, 2025. Pursuant to the terms of the Loan Agreement, the proceeds were to be used for the purpose of (1) funding operations and (2) performing clinical and research & development activities related to Halneuron®. The Loan Agreement bore interest at the Secured Overnight Financing Rate (“SOFR”) plus 2.00%, that increases by 1.00% in the event of default that resets on an annual basis on October 1st. The Loan Agreement was payable in full with principal and accrued interest on October 7, 2027.  The promissory note was recorded net of issuance costs of $1,177,355.  The issuance costs were being amortized to interest expense using an effective interest rate of 7.82%.  For the three months ended March 31, 2026 and 2025, the Company recognized interest expense of $0 and $197,437, respectively, and amortization of issuance costs of $0 and $52,373, respectively, in the accompanying condensed consolidated statement of operations and comprehensive loss.

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

10Warrants

Registered Direct Offerings and Private Placement Offering

On January 11, 2026, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with a single healthcare-focused institutional investor (the “Purchaser”) pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “Registered Offering”), 2,338,948 shares of its Common Stock. In a concurrent private placement (the “Private Offering” and, together with the Registered Offering, the “January 2026 Offerings”), and pursuant to the Purchase Agreement the Company agreed to sell to the Purchaser (i) unregistered pre-funded warrants to purchase up to 2,047,089 shares of Common Stock (the “Pre-funded Warrants”) and (ii) unregistered common warrants to purchase up to an aggregate of 4,386,037 shares of Common Stock (the “Common Stock Warrants”, together with the Pre-funded Warrants, the “Warrants”). The Common Stock Warrants and Pre-funded Warrants are classified as equity on the Company’s condensed consolidated balance sheet. The Common Stock Warrants include certain rights upon "fundamental transactions," as described in the warrant agreement, including the right of the holder thereof to receive from the Company or a successor entity the same amount and kind of securities, cash or property as it would have been entitled to receive upon the occurrence of such fundamental transaction if it had been the holder of the number of warrant shares immediately prior to such fundamental transaction. At the holder's option, exercisable within thirty (30) days after the consummation of a fundamental transaction (if within the Company's control), the Company or any successor entity shall purchase the Common Stock Warrant from the holder by paying to the holder an amount of cash equal to the Black Scholes Value of the remaining unexercised portion of the Warrants on the date of the consummation of such fundamental transaction. Each share of Common Stock (or Pre-funded Warrant in lieu thereof) was sold together with one Common Stock Warrant at a combined purchase price of $2.85 per share and accompanying warrant (or $2.8499 per Pre-funded Warrant and accompanying warrant), priced at-the-market under Nasdaq rules. The aggregate gross proceeds to the Company from the January 2026 Offerings were approximately $12.5 million, before deducting placement agent fees and offering expenses payable by the Company, and excluding the proceeds, if any, from the exercise of the Common Stock Warrants. Net proceeds were approximately $11.4 million.

The Registered Offering was made pursuant to an effective shelf registration statement on Form S-3 (File No. 333-287575). The Pre-funded Warrants, the Common Stock Warrants and the shares of Common Stock issuable upon exercise thereof were offered and sold in the Private Offering in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D promulgated thereunder. Pursuant to the Purchase Agreement, the Company agreed to file one or more registration statements with the SEC covering the resale of the shares of Common Stock issuable upon exercise of the pre-funded warrants and Common Stock Warrants. Maxim Group LLC acted as the sole placement agent for the January 2026 Offerings.

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

The Pre-funded Warrants have an initial exercise price per share of $0.0001, subject to certain adjustments, and became exercisable on January 29, 2026 following the effectiveness of the Form S-3 discussed above. The Pre-funded Warrants do not expire and terminate when all of the Pre-funded Warrants are exercised. The Common Stock Warrants have an exercise price of $3.28 per share, became exercisable following the effective date of stockholder approval on March 2026, and expire five and one-half years following the initial exercise date.

Under the Warrants, the Company may not effect the exercise of any of Warrant, and a holder will not be entitled to exercise any portion of any Warrant to the extent that immediately following the exercise, holder (together with its affiliates) would beneficially own in excess of 4.99% or 9.99%, as applicable, of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of such shares of Common Stock.

At a special meeting of stockholders held on March 11, 2026, the stockholders approved the exercise of the Common Stock Warrants to purchase up to 4,386,037 shares of Common Stock.

Warrant Activity

A summary of the Common Stock Warrants is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(Years)
Outstanding at December 31, 2025	—	$—	—
Granted	4,386,037	3.28	5.50
Outstanding at March 31, 2026	4,386,037	$3.28	5.45
Exercisable at March 31, 2026	4,386,037	$3.28	5.45

As of March 31, 2026, the aggregate intrinsic value of the Common Stock Warrants outstanding was $0.

During the three months ended March 31, 2026, the Company received notification and payment for the exercise of 1,319,089 Pre-funded Warrants at an exercise price of $0.0001 per share and the Company issued 1,319,089 shares of Common Stock. As of March 31, 2026, 728,000 Pre-funded Warrants remain outstanding. Subsequent to March 31, 2026, the Company received notification and payment for the exercise of 228,000 Pre-funded Warrants.

11Stockholders’ Equity

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

After giving effect to the designation of Series A Preferred Stock, Series A-1 Preferred Stock and Series A-2 Preferred Stock discussed below, the Company had 1,997,254 authorized and remaining to be issued shares of preferred stock at March 31, 2026 and December 31, 2025.

Series A Preferred Stock

In October 2024, the Board of Directors designated 2,270 of the 2,000,000 shares of preferred stock to be Series A Preferred Stock. As of March 31, 2026 and December 31, 2025, the Company had 2,270 authorized and zero issued and outstanding shares of Series A Preferred Stock.

Following stockholder approval of the Conversion Proposal at a special meeting of stockholders held on November 21, 2025, each share of Series A Preferred Stock automatically converted into 10,000 shares of Common Stock. In accordance with ASC 805-50-25-4, the Company had the option to apply pushdown accounting to its financial statements related to the conversion of the Series A Preferred Stock but did not believe that such an election would be meaningful or informative to readers of the financial statements. The original issuance of the Series A Preferred Stock has been disclosed since the transaction was completed, including disclosures related to its expected conversion to shares of Common Stock at a future special meeting of stockholders, and the conversion followed the original terms of the Exchange Agreement. Accordingly, the conversion was treated as an exchange of securities by an investor with the conversion completed at the carrying amount of the Series A Preferred Stock.

Form of Repurchase Agreement and Modifications

The terms of the Exchange Agreement provided that Sealbond had the right to exercise an option, but not an obligation, after the Closing and upon the occurrence of certain conditional events including continued listing requirements, to acquire all of the Company’s and its direct and indirect subsidiaries’ intellectual property, rights, title, regulatory submissions, assignment of contracts, data and interests, as of the time of such acquisition, in and to tetrodotoxin and Halneuron®, in accordance with the terms and conditions of the form of Repurchase Agreement attached to the Exchange Agreement for a cash settlement value as defined in the agreement.

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

In April 2026, the Company entered into the PRIDCor License Agreement for a global development and commercialization partnership with PRIDCor, for the Company’s anti-viral candidates, IMC-1 and IMC-2.  The PRIDCor License Agreement includes potential payments of up to $100 million to the Company and the CVR Holders. Under the PRIDCor License Agreement, PRIDCor will be fully responsible for financing and executing future development, commercialization and intellectual property maintenance for both IMC-1 and IMC-2.  In exchange, the Company is entitled to a tiered royalty on net sales of up to 15% upon commercialization of IMC-1 or IMC-2.  Further, the Company is entitled to receive 10% of PRIDCor’s initial Series A financing and 9% of all other future capital raised by PRIDCor to advance IMC-1 or IMC-2, as well as future PRIDCor partnership-related development and regulatory payments associated with IMC-1 or IMC-2. Potential payments to the

Company under the development partnership are capped at $100 million. As of March 31, 2026, the Company did not have an unconditional right to receive cash proceeds and cash payments under the PRIDCor License Agreement remain contingent upon future events specific to the agreement. Accordingly, no liability has been recognized related to the CVRs as of March 31, 2026.

Series A-1 Preferred Stock

In March 2025, the Board of Directors designated 285 shares of the preferred stock to be Series A-1 Preferred Stock. As of March 31, 2026 and December 31, 2025 the Company had 285 shares authorized and no shares issued and outstanding of Series A-1 Preferred Stock.

Following stockholder approval at a special meeting of stockholders held on November 21, 2025, each share of Series A-1 Preferred Stock automatically converted into 10,000 shares of Common Stock. The conversion was treated as an exchange of securities by an investor with the conversion completed at the carrying amount of the Series A-1 Preferred Stock.

Series A-2 Preferred Stock

In September 2025, the Board of Directors designated 190.0572 shares of the preferred stock to be Series A-2 Preferred Stock. As of March 31, 2026 and December 31, 2025, the Company had 190.0572 authorized and no issued and outstanding shares of Series A-2 Preferred Stock.

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

Support Agreements

On September 29, 2025, in connection with the execution of the Licensing Agreement and the Serpin Registration Rights Agreement, the Company entered into stockholder support agreements with (i) Serpin Pharma and Rejuvenation Labs, Inc. (the “Serpin Support Agreement”) and (ii) each affiliate of Tungsten holding shares of Common Stock (the “Tungsten Support Agreements”). Pursuant to the Serpin Support Agreement, among other things, each Serpin party agreed to vote or cause to be voted all of the shares of Common Stock owned by each of them in favor of the approval of the following matters: (i) for the purposes of complying with the applicable provisions of Nasdaq Listing Rule 5635 (“Rule 5635”), the potential issuance of our Common Stock upon conversion of the Series A Preferred Stock, par value $0.0001 per share (“Series A Issuance Proposal”), (ii) for the purposes of complying with the applicable provisions of Rule 5635, the potential issuance of our Common Stock upon conversion of the Series A-1 Preferred Stock, par value $0.0001 per share (the “Series A-1 Issuance Proposal”), and (iii) the adjournment of the stockholder meeting where the foregoing proposals are being voted upon to a later date or dates, if necessary or appropriate (“Adjournment Proposal”). Pursuant to the Tungsten Support Agreements, among other things, Tungsten agreed to vote or cause to be voted all of the shares of Common Stock owned by each of them in favor of the approval of the following matters: (i) the Series A-1 Issuance Proposal, (ii) for the purposes of complying with the applicable provisions of Rule 5635, the potential issuance of our Common Stock upon conversion of the Series A-2 Preferred Stock, pare value $0.0001 per share (the “Series A-2 Issuance Proposal”), (iii) if an amendment and restatement of the Company’s current Amended and Restated 2020 Equity Incentive Plan is contemplated (“Plan Proposal”) at the stockholder meeting where the foregoing proposals are being voted upon, such Plan Proposal and (iv) the Adjournment Proposal.

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

Registered Direct Offerings and Private Placement Offering

On January 11, 2026, the Company entered into the Purchase Agreement with the Purchaser pursuant to which the Company agreed to issue and sell, in the Registered Offering, 2,338,948 shares of its Common Stock. In the Private Offering, pursuant to the Purchase Agreement the Company agreed to sell to the Purchaser (i) Pre-funded Warrants to purchase up to 2,047,089 shares of Common Stock and (ii) Common Stock Warrants to purchase up to an aggregate of 4,386,037 shares of Common Stock. Each share of Common Stock (or Pre-funded Warrant in lieu thereof) was sold together with one Common Stock Warrant at a combined purchase price of $2.85 per share and accompanying warrant (or $2.8499 per Pre-funded Warrant and accompanying warrant), priced at-the-market under Nasdaq rules. The Pre-funded Warrants have an initial exercise price per share of $0.0001, subject to certain adjustments, and are exercisable upon their effective registration on a Form S-3 which was filed by the Company on January 15, 2026 and declared effective on January 29, 2026. The Pre-funded Warrants do not expire and terminate when all of the Pre-funded Warrants are exercised. The Common Stock Warrants have an exercise price of $3.28 per share, become exercisable upon stockholder approval, and expire five and one-half years from the effective date of such stockholder approval.

The Registered Offering was made pursuant to an effective shelf registration statement on Form S-3 (File No. 333-287575). The Pre-funded Warrants, the Common Stock Warrants and the shares of Common Stock issuable upon exercise thereof were offered and sold in the Private Offering in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Regulation D promulgated thereunder. Pursuant to the Purchase Agreement, the Company agreed to file one or more registration statements with the SEC covering the resale of the shares of Common Stock issuable upon exercise of the Pre-funded Warrants and Common Stock Warrants. Maxim Group LLC acted as the sole placement agent for the January 2026 Offerings.

The January 2026 Offerings closed on January 13, 2026. Upfront gross proceeds from the January 2026 Offerings were approximately $12.5 million, before deducting placement agent fees and offering expenses payable by the Company. The Company may receive up to approximately $14.4 million in additional gross proceeds if the Common Stock Warrants are exercised in full for cash, which exercise is at the election of the holders and subject to stockholder approval. The Company intends to use the net proceeds from the January 2026 Offerings to further advance the clinical development of Halneuron® and for working capital and general corporate purposes.

At a special meeting of stockholders held on March 11, 2026, the stockholders approved the exercise of the Common Stock Warrants to purchase up to 4,386,037 shares of Common Stock.

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

Equity Distribution Agreement

On November 28, 2025, the Company entered into an Equity Distribution Agreement (the “Northland Agreement”) with Northland Securities, Inc., as sales agent, relating to the issuance and sale from time to time by the Company (the “ATM Program”) of shares of the Company’s common stock having an aggregate offering price of up to $8,558,712. On January 9, 2026, the Company provided notice of its termination, effective January 9, 2026, of the Northland Agreement. As a result, the Company expensed deferred issuance costs of approximately $159,000. The Company was not subject to any termination penalties related to the termination of the Northland Agreement.

12Related Parties

The Company uses Gendreau Consulting, LLC, a consulting firm (“Gendreau”), for drug development, clinical trial design and planning, implementation and execution of contracted activities with the clinical research organization. Gendreau’s managing member is the Company’s Chief Medical Officer (“CMO”). From time to time, the Company contracts the services of the CMO’s spouse through Gendreau to perform certain activities in connection with the Company’s ongoing clinical development of its product candidates.  In the past, the Company has contracted the CMO’s spouse to serve as the Company’s Medical Monitor.  Currently, the Company has contracted the services of the CMO’s spouse to serve as the Company’s Chief Safety Officer for the HALT-CINP-203 clinical trial. In addition, the Company has contracted the services of the CMO’s daughter to serve as an assistant for various clinical site related activities. During the three months ended March 31, 2026 and 2025, the Company paid Gendreau $82,716 and $188,577, respectively, and had accrued expenses and accounts payable of $23,375 and $14,335 to Gendreau as of March 31, 2026 and December 31, 2025, respectively.

See Note 9 – “Promissory Note with Related Party” for discussion of related party promissory note with Conjoint Inc.

13Commitments and Contingencies

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

14Share-based compensation

Equity Incentive Plan

On June 18, 2025, the stockholders of the Company approved Amendment No. 2 to the Amended and Restated 2020 Equity Incentive Plan (the “Prior Plan”) to increase the total number of shares of Common Stock reserved for issuance under the plan by 108,612 shares to 191,112 total shares issuable under the Prior Plan. On June 27, 2025, the Board approved a further amendment to the Plan which removed the annual individual grant limit of 20,000 shares.

On November 21, 2025, the stockholders of the Company approved the Second Amended and Restated 2020 Equity Incentive Plan (the “Plan”), which amends and restates the Prior Plan, to further increase the total number of shares of Common Stock reserved for issuance under the Plan to 2,972,787 total shares. On November 21, 2025, the stockholders of the Company also approved a further amendment to the Plan which re-established annual individual limits as discussed below. As of March 31, 2026 and December 31, 2025,  1,209,709 and 1,867,209 shares, respectively, were available for future grants.

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

The table below sets forth the outstanding options to purchase shares of Common Stock under the Plan:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(Years)
Outstanding at December 31, 2025	1,105,578	$12.80	9.64
Granted	657,500	2.80	—
Forfeited	—	—	—
Outstanding at March 31, 2026	1,763,078	$9.04	9.60
Exercisable at March 31, 2026	80,225	$98.93	6.15

During the three months ended March 31, 2026, the Company granted certain individuals options to purchase 657,500 shares of the Company’s Common Stock with an average exercise price of $2.803 per share, contractual terms of 10 years and a vesting period of 33.333% after one year and the remaining 66.667% in 24 equal monthly installments, thereafter. The options had an aggregate grant date fair value of $1,469,020 that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model included: (1) discount rates ranging from 3.82% to 4.065% based on the daily par yield curve rates for U.S. Treasury obligations, (2) expected life of 6.0 years based on the simplified method (vesting plus contractual term divided by two), (3) expected volatility ranging from 96.77% to 98.41% based on the average historical volatility of comparable companies’ stock, (4) no expected dividends and (5) fair market value of the Company’s stock ranging from $1.78 to $2.86 per share.

There were no options issued during the three months ended March 31, 2025.

As of March 31, 2026 the aggregate intrinsic value of options outstanding was $11,550.

The Company recognized share-based compensation expense related to stock options during the three months ended March 31, 2026 and 2025, of $449,419 and $84,474, respectively. The unrecognized compensation expense for stock options at March 31, 2026 was $5,739,425.

Stock Options for Unregistered Securities

In addition to the stock options issued under the Plan, and in conjunction with the IPO, the Company granted non-qualified stock options to purchase 11,700 shares of Common Stock as provided for in the employment agreement of our former President, Richard Burch (the “President Options”). The President Options are exercisable within 10 years of the date of grant at $250.00 per share, were 100% vested at the grant date and have a remaining contractual term of 4.72 years. As of March 31, 2026, there was no unrecognized compensation expense related to these options as they were 100% vested upon issuance. The shares of Common Stock issuable upon exercise of the President Options will be unregistered, and the option agreement does not include any obligation on the part of the Company to register such shares of Common Stock. Consequently, the Company has not recognized a contingent liability associated with registering the securities for the arrangement. As of March 31, 2026, the aggregate intrinsic value of the President Options was $0.

Underwriters Warrants

In conjunction with the IPO, the Company granted the underwriters warrants to purchase 6,900 shares of Common Stock at an exercise price of $312.50 per share. The Company accounted for the warrants as equity-based awards to a non-employee at the time of issuance. The warrants had a five-year contractual term and became 100% exercisable on December 21, 2021 and expired on December 21, 2025.

In conjunction with the Offering in September 2022, the Company granted the Underwriter warrants to purchase 20,000 shares of Common Stock at an exercise price of $15.625 per share (the “Representative Warrants”), of which 855 warrants remain outstanding as of March 31, 2026. The Company accounted for the warrants as equity-based awards to a non-employee at the time of issuance. The Representative Warrants have a five-year contractual term and became 100% exercisable on March 18, 2023.

There were no warrant exercises for the three months ended March 31, 2025 and there is no unrecognized compensation expense for these awards as of March 31, 2026.

The table below sets forth the outstanding underwriters warrants to purchase common stock:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(Years)
Outstanding at December 31, 2025	855	$15.63	1.72
Granted	—	—	—
Outstanding at March 31, 2026	855	$15.63	1.47
Exercisable at March 31, 2026	855	$15.63	1.47

As of March 31, 2026, the aggregate intrinsic value of the underwriters warrants outstanding was $0.

15Income Taxes

As of result of the Combination discussed above, the Company acquired operations in Canada. The foreign loss before taxes and the deferred tax expense disclosed below relates to the Company’s new operations in Canada.

For the three months ended March 31, 2026 and 2025, the domestic and foreign components of net loss before income taxes are as follows:

	Three Months Ended
	March 31,
	2026	2025
United States	$(4,877,668)	$(10,326,992)
Foreign	(107,753)	(407,418)
Loss before income taxes	$(4,985,421)	$(10,734,410)

The Company recorded a deferred tax expense of $1,193 and $190,542 for the three months ended March 31, 2026 and 2025, respectively. The components of the deferred tax expense are as follows:

	Three Months Ended
	March 31,
	2026	2025
Domestic	$—	$—
Foreign	1,193	190,542
	$1,193	$190,542

As of December 31, 2025, the Company had U.S. federal net operating loss carryforwards of approximately $45,410,000, which have an indefinite carryforward and Georgia and Florida state net operating loss carryforwards of approximately $58,689,000 and $1,750,000, respectively, which have a twenty-year carryforward and begin expiring in 2037. As of December 31, 2025, the Company had Canadian non-capital loss carryforwards of approximately $22,024,000, which have a twenty year carryforward and begin expiring in 2026 and Hong Kong tax losses carryforwards or approximately $58,026,000 which have no expiry. These net operating loss carryforwards may be limited under Section 382 of the internal revenue code. The Company will need to perform a formal Section 382 study to determine how the equity transactions discussed above impact the limitation of the utilization of its net operating loss carryforwards.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q.  This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties.  See our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”) on March 18, 2026 (the “2025 Annual Report on Form 10-K”), under “Section 1A. Risk Factors”, available on the SEC EDGAR website at www.sec.gov, Part II, and Item 1A of the report, for a discussion of the uncertainties, risks and assumptions associated with these statements.  Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those risks noted above.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements”, within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” or “would,” and or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements, including the risks set forth in the 2025 Annual Report on Form 10-K. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain.

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

Overview

We are a pre-revenue, development-stage biopharmaceutical company focused on developing new medicines to treat pain and peripheral neuropathy associated with cancer treatment, with the ability to expand into other pain states with continued clinical success. Pain and neuropathy affect the majority of patients undergoing chemotherapy treatment with deleterious effects on patient quality of life and function and can result in patients lowering their dose or stopping their chemotherapy resulting from progression to moderate or severe forms of the illness. There are no FDA approved treatments for patients suffering from chemotherapy induced pain or neuropathy (“CINP”), highlighting a significant medical need for advancing new treatments to manage CINP.  Chronic pain medications approved by FDA to treat other forms of chronic pain have failed to exhibit consistent clinical benefits in eleven of twelve previous research trials, highlighting limitations of using other pain medications “off-label” to manage CINP symptoms.

Our priority pipeline drug candidates include:

●	Halneuron® - a voltage gated sodium channel inhibitor (NaV 1.7 modulation) presently in Phase 2b development to treat the chronic pain resulting from cancer chemotherapy, with potential to expand into non-neuropathic cancer pain and acute post-surgical pain. Halneuron® has demonstrated effectiveness in reducing both cancer related pain, as well as CINP in prior phase 2 clinical research, as well as an acceptable safety profile. Halneuron® has been granted FDA fast-track review designation by FDA as a treatment for CINP.
●	SP16 - a proprietary peptide drug that exhibits immunomodulatory and anti-inflammatory properties is poised to enter Phase 1 development to treat peripheral neuropathy resulting from cancer chemotherapy (“CIPN”). The neurotrophic effects of SP16, as demonstrated in preclinical research, appears to have potential neuroprotective effects by activating neurite survival and growth in the presence of paclitaxel, highlighting potential to preserve a patient’s full chemotherapy regimen rather than reducing or stopping their regimen altogether due to the debilitating effects of chemotherapy induced neuropathy.

During the first quarter of 2026, our pipeline included IMC-1, a novel, proprietary, fixed dose combination of a nucleoside analog and the anti-inflammatory agent celecoxib for the treatment of fibromyalgia and IMC-2, a combination of valacyclovir and celecoxib that is intended to synergistically suppress herpesvirus activation for the treatment of Long-COVID. On April 21, 2026, Dogwood entered into an agreement with PRIDCor Therapeutics, LLC (“PRIDCor”) pursuant to which PRIDCor will be fully responsible for financing and executing future development, commercialization and intellectual property maintenance for both IMC-1 and IMC-2.  In exchange, Dogwood is entitled to a tiered royalty on net sales of up to 15% upon commercialization of IMC-1 or IMC-2. Further, Dogwood is entitled to receive 10% of PRIDCor’s initial Series A financing and 9% of all future capital raised by PRIDCor to advance IMC-1 or IMC-2, as well as future PRIDCor partnership-related development and regulatory payments associated with IMC-1 or IMC-2. Potential payments to Dogwood under the development partnership are capped at $100 million.

Nav 1.7 Non-Opioid Analgesic Program

Halneuron® is in Phase 2b clinical development (“HAL-CINP-203”) for the treatment of CINP.  The active pharmaceutical ingredient is highly purified Tetrodotoxin (“TTX”), a potent sodium channel modulator found in puffer fish and several other marine animals. Halneuron® works as an analgesic by modulating the activity of NaV 1.7, a key sodium channel located in the peripheral nervous system that is directly involved in pain signal transmission.  By reducing the activity of the NaV 1.7 channel, Halneuron® has the potential to reduce pain associated with conditions involving neuropathic pain, chronic pain and acute forms of pain.

In the first quarter of 2025, we commenced dosing of patients in the HAL-CINP-203 clinical trial in the United States. HAL-CINP-203 is a Phase 2b, double-blind, placebo controlled clinical trial intended to assess the efficacy and safety of Halneuron® in approximately 240 patients with moderate to severe neuropathic pain caused by previous platinum and/or taxane based cancer chemotherapy. The primary efficacy endpoint is the change from baseline to week 4 in the weekly average of daily 24-hour recall pain intensity scores captured on an electronic diary, comparing Halneuron® to placebo. The secondary endpoints include patient global impression of change, PROMIS fatigue, PROMIS sleep, PROMIS-29, pain interference, hospital anxiety and depression scale and the neuropathic pain symptom inventory. In December 2025, we announced interim results from a planned interim assessment of the ongoing Halneuron® Phase 2b trial, the goal of which was to finalize the statistical methodology and the endpoint analysis to be used to determine Halneuron® safety and effectiveness as a treatment for CINP.  Key highlights from the first 97 patients completing the trial included Halneuron demonstrating treatment effect versus placebo, with responders exhibiting durable treatment effects over the course of the four-week trial.  Halneuron®’s treatment effect was observed when used alone or in combination with other pain medications as compared with placebo.  Notably, the overall drop out rate of 4.5% is far below the drop out rate observed with other FDA approved chronic pain medications, including duloxetine (20+%) and pregabalin (30-40%).  Based on the recommendation of the independent statisticians conducting the assessment, we plan to enroll between 210-240 patients by the end of summer to ensure a sample size that provides 80+% power to achieve a statistically significant outcome via responder analysis. Currently, we have enrolled 164 patients and expect top-line data from the trial in the fall of 2026.

SP16 Chemotherapy Induced Peripheral Neuropathy Program (CIPN)

We licensed the rights to the IV formulation of SP16 for the treatment of CIPN in September 2025.  SP16 is a 17 amino acid peptide drug that has been designed to mimic the anti-inflammatory and immunomodulatory properties of Alpha-1 Antitrypsin, without the limitations seen with the much larger Alpha-1 Antitrypsin protein.  The initial Phase 1 evaluation of SP16’s safety when used to treat CIPN will be conducted by the University of Virginia Cancer Center under a National Cancer Institute (“NCI”) grant.  Patient recruitment for this initial evaluation is expected to start in the first half of 2026.  We will be providing our clinical development expertise, but with the NCI funding the trial, we will incur no further expenses in connection with this initial evaluation of the safety of SP16 in cancer patients.  Dogwood announced FDA acceptance of the Investigational New Drug (“IND”) application for SP16, administered intravenously (“IV”), for the treatment of CINP.  Patient dosing in the planned Phase 1b trial should commence in the middle of this year.

Registered Direct Offering and Private Placement Offering

On January 11, 2026, we entered entered into a securities purchase agreement (the “Purchase Agreement”) with a single healthcare-focused institutional investor (the “Purchaser”) pursuant to which we agreed to issue and sell, in a registered direct offering (the “Registered Offering”), 2,338,948 shares of our Common Stock. In a concurrent private placement (the “Private Offering” and, together with the Registered Offering, the “January 2026 Offerings”), and pursuant to the Purchase Agreement, the Company agreed to sell to the Purchaser (i) unregistered pre-funded warrants to purchase 2,047,089 shares of Common Stock (the “Pre-funded Warrants”) and (ii) unregistered common warrants to purchase up purchase up to an aggregate of 4,386,037 shares of Common Stock (the “Common Stock Warrants”, together with the Pre-funded Warrants, the “Warrants”). The Common Stock Warrants and Pre-funded Warrants are classified as equity on the Company’s condensed consolidated balance sheet. The Common Stock Warrants include certain rights upon

"fundamental transactions," as described in the warrant agreement, including the right of the holder thereof to receive from the Company or a successor entity the same amount and kind of securities, cash or property as it would have been entitled to receive upon the occurrence of such fundamental transaction if it had been the holder of the number of warrant shares immediately prior to such fundamental transaction. At the holder's option, exercisable within thirty (30) days after the consummation of a fundamental transaction (if within the Company's control), the Company or any successor entity shall purchase the Common Stock Warrant from the holder by paying to the holder an amount of cash equal to the Black Scholes Value of the remaining unexercised portion of the Warrants on the date of the consummation of such fundamental transaction. Each share of Common Stock (or Pre-funded Warrant in lieu thereof) was sold together with one Common Stock Warrant at a combined purchase price of $2.85 per share and accompanying warrant (or $2.8499 per Pre-funded Warrant and accompanying warrant), priced at-the-market under Nasdaq rules. The aggregate gross proceeds to the Company from the January 2026 Offerings were approximately $12.5 million, before deducting placement agent fees and offering expenses payable by the Company, and excluding the proceeds, if any, from the exercise of the Common Stock Warrants. Net proceeds were approximately $11.4 million.

The Registered Offering was made pursuant to an effective shelf registration statement on Form S-3 (File No. 333-287575). The Pre-funded Warrants, the Common Stock Warrants and the shares of Common Stock issuable upon exercise thereof were offered and sold in the Private Offering in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D promulgated thereunder. Pursuant to the Purchase Agreement, the Company agreed to file one or more registration statements with the SEC covering the resale of the shares of Common Stock issuable upon exercise of the pre-funded warrants and Common Stock Warrants. Maxim Group LLC acted as the sole placement agent for the January 2026 Offerings.

On January 15, 2026, we filed a Form S-3 Registration Statement for the resale of up to 6,433,126 shares of the out Common Stock consisting of (i) 2,047,089 shares of Common Stock underlying the Pre-funded Warrants at an exercise price of $0.0001 per share; and (ii) 4,386,037 shares of Common Stock underlying the Common Stock Warrants to purchase shares of Common Stock at an exercise price of $3.28 per share. The Form S-3 Registration Statement was declared effective by the SEC on January 29, 2026.

The Pre-funded Warrants have an initial exercise price per share of $0.0001, subject to certain adjustments, and became exercisable on January 29, 2026 following the effectiveness of the Form S-3 discussed above. The Pre-funded Warrants do not expire and terminate when all of the Pre-funded Warrants are exercised. The Common Stock Warrants have an exercise price of $3.28 per share, became exercisable following the effective date of stockholder approval on March 2026, and expire five and one-half years following the initial exercise date.

Under the Warrants, the Company may not effect the exercise of any of Warrant, and a holder will not be entitled to exercise any portion of any Warrant to the extent that immediately following the exercise, holder (together with its affiliates) would beneficially own in excess of 4.99% or 9.99%, as applicable, of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of such shares of Common Stock.

At a special meeting of stockholders held on March 11, 2026, the stockholders approved the exercise of the Common Stock Warrants to purchase up to 4,386,037 shares of Common Stock.

Results of Operations

Below is a summary of the results of operations:

	Three Months Ended
	March 31,
	2026	2025

Operating expenses:	(Unaudited)
Research and development	$2,669,779	$2,436,998
General and administrative	2,406,587	1,992,928
Total operating expenses	$5,076,366	$4,429,926

Three months ended March 31, 2026 and 2025

Research and Development Expenses

Research and development expenses increased by $0.3 million to $2.7 million for the three months ended March 31, 2026, from $2.4 million for the three months ended March 31, 2025. The increase of $0.3 million for the three months ended March 31, 2026 was primarily related to an increase in drug development costs for Halneuron® of $0.1 million and salaries and related personnel costs of $0.2 million.

General and Administrative Expenses

General and administrative expenses increased by $0.4 million to $2.4 million for the three months ended March 31, 2026, from $2.0 million for the three months ended March 31, 2025. The increase of $0.4 million for the three months ended March 31, 2026 was primarily due to an increase in salaries and related personnel costs of $0.5 million offset by a decrease in franchise fees of $0.1 million.

Liquidity and Capital Resources

Since our inception, we have financed our operations through public offerings of common stock and proceeds from private placements of membership interests and convertible promissory notes. To date, we have not generated any revenue from the sale of products and we do not anticipate generating any revenue from the sales of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of March 31, 2026, our principal source of liquidity was our cash, which totaled $13.2 million.

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

Equity Financings

On January 13, 2026, we closed the January 2026 Offerings, consisting of the Registered Offering of 2,338,948 shares of our Common Stock and a Private Offering of Pre-funded Warrants to purchase up to 2,047,089 shares of Common Stock and Common Stock Warrants to purchase up to 4,386,037 shares of Common Stock, at a combined offering price of $2.85 per share and accompanying Common Stock Warrant (and $2.8499 per Pre-funded Warrant and accompanying Common Stock Warrant). Gross proceeds were approximately $12.5 million and net proceeds were approximately $11.4 million, after deducting placement agent fees and offering expenses. The Common Stock Warrants have an exercise price of $3.28 per share, and, if exercised in full for cash, would generate up to approximately $14.4 million of additional gross proceeds.

On March 14, 2025, we closed a registered direct offering of 578,950 shares of our Common Stock, raising gross proceeds of approximately $4.78 million and net proceeds of approximately $4.25 million, after deducting placement agent fees and offering expenses.

Debt Financings

There were no debt financings during the three months ended March 31,2026. On February 18, 2025, we received $3,000,000 in loan proceeds pursuant to the Loan Agreement dated October 7, 2024 with the Lender. There was no debt outstanding at March 31, 2026 and December 31, 2025.

Future Capital Requirements

We anticipate our cash on hand at March 31, 2026 of approximately $13.2 million will fund operations into the fourth quarter of 2026. The Company will need to secure additional financing to fund its ongoing clinical trials and operations beyond the fourth quarter of 2026 to continue to execute its strategy. We will need to finance our cash needs through public or private equity offerings, debt financings, collaboration and licensing arrangements or other financing alternatives. To the extent that we raise additional funds by issuing equity or equity-linked securities, our shareholders will experience dilution. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs. As a result, substantial doubt exists regarding our ability to continue as a going concern 12 months from the issuance of this Quarterly Report on Form 10-Q. Failure to secure the necessary financing in a timely manner and on favorable terms could have a material adverse effect on the Company’s strategy and value and could require the delay of product development and clinical trial plans.

Summary of Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2026 and 2025, respectively:

	Three Months Ended
	March 31,
	2026	2025

	(Unaudited)
Statement of Cash Flows Data:
Net cash (used in) provided by:
Operating activities	$(4,587,187)	$(4,682,554)
Financing activities	11,291,325	7,372,378
Increase in cash	$6,704,138	$2,689,824

Cash Flows for the three months ended March 31, 2026 and 2025

Operating Activities

For the three months ended March 31, 2026, net cash used in operations was $4.6 million and consisted of a net loss of $5.0 million and a net change in operating assets and liabilities of $0.1 million attributable to a decrease in accounts payable of $0.6 million offset by a decrease in prepaid expenses and other current assets of $0.3 million and an increase in accrued liabilities of $0.2 million offset by non-cash items of $0.5 million attributable mainly to share-based compensation of $0.4 million and deferred sublease income and reduction in the carrying amount of right-of-use asset of $0.1 million.

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

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2026 was $11.3 million and was attributable to gross proceeds from our concurrent registered direct and private placement offering in January 2026 of $12.5 million, net of placement fees and offering costs paid by us during the three months ended March 31, 2026 of $1.1 million and the payment of issuance costs associated with the equity distribution agreement that was terminated in January 2026 of $0.1 million.

Net cash provided by financing activities during the three months ended March 31, 2025 was $7.4 million and was attributable to cash proceeds from the Loan Agreement of $3.0 million and gross proceeds from our registered direct offering in March 2025 of $4.8 million, net of placement agent fees and offering costs paid by us during the three months ended March 2025 of $0.4 million.

Off-Balance Sheet Arrangements

As of March 31, 2026, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Discussion of Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the three months ended March 31, 2026, there were no significant changes to our critical accounting policies from those described in our annual financial statements for the year ended December 31, 2025, which we included in our 2025 Annual Report on Form 10-K.

Assessment of Indefinite-Lived Intangible Assets and Goodwill

The Company’s most recent annual impairment assessment, performed as of October 1, 2025, concluded that the fair value of the reporting unit substantially exceeded its carrying value, and that neither the IPR&D asset nor goodwill was impaired. The Company’s market capitalization has since declined. As of March 31, 2026, the Company’s fair value continues to exceed the reporting unit’s carrying value, but by a narrower margin than at the date of the October 1, 2025 annual assessment.

Because the excess of fair value over carrying value is narrower than at the date of the most recent annual assessment, the Company considers the IPR&D asset and goodwill to be at risk of future impairment. Events that could cause management to conclude that fair value has declined below carrying value, and that could result in a material impairment charge in a future period, include but are not limited to, (i) a sustained further decline in the Company’s stock price or market capitalization; (ii) adverse changes in macroeconomic or capital-market conditions; (iii) unfavorable results; (iv) delays in, or failure to obtain, regulatory approval from the U.S. Food and Drug Administration; and (v) the emergence of competitive therapies or changes in the standard of care for chemotherapy-induced neuropathic pain. Should the market value of the Company’s common stock decline further, impairment charges may be recorded in future periods.

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

Item 1A. Risk Factors

There are no material changes from risk factors as previously disclosed in our 2025 Annual Report on Form 10-K. You should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our 2025 Annual Report on Form 10-K which could materially affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 11, 2026, pursuant to the Private Offering, the Company agreed to sell to the Investor (i) Pre-funded Warrants to purchase up to 2,047,089 shares of Common Stock and (ii) Common Stock Warrants to purchase up to 4,386,037 shares of Common Stock at a combined offering price of $2.8499 per Pre-funded Warrant and accompanying Common Stock Warrant.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2026, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description

10.1	Form of Purchase Agreement (incorporated by reference herein from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 13, 2026).

10.2	Form of Pre-Funded Warrants (incorporated by reference herein from Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 13, 2026).

10.3	Form of Common Stock Warrants (incorporated by reference herein from Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on January 13, 2026).

10.4	Form of Registration Rights Agreement (incorporated by reference herein from Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on January 13, 2026).

10.5	Form of Placement Agency Agreement (incorporated by reference herein from Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on January 13, 2026).

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: May 15, 2026

DOGWOOD THERAPEUTICS, INC.

By:	/s/ Greg Duncan
Name:	Greg Duncan
Title:	Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Angela Walsh
Name:	Angela Walsh
Title:	Chief Financial Officer, Corporate Secretary and Treasurer
(Principal Financial and Accounting Officer)