Form 10-Q
period 2026-06-30
Dogwood Therapeutics, Inc.
filed 2026-08-14
CIK 1818844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ⌧

As of August 13, 2026, there were 33,992,553 shares of the registrant’s common stock outstanding.

		Page

Part I	Financial Information

Item 1.	Condensed Consolidated Financial Statements	3

	Condensed Consolidated Balance Sheets as of June 30, 2026 (Unaudited) and December 31, 2025	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2026 and 2025 (Unaudited)	4

	Condensed Consolidated Statements of Changes in Series A Non-Voting Convertible Preferred Stock and Stockholders’ Equity for the three and six months ended June 30, 2026 and 2025 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39

Item 4.	Controls and Procedures	39

Part II	Other Information

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3.	Defaults Upon Senior Securities	40

Item 4.	Mine Safety Disclosures	40

Item 5.	Other Information	40

Item 6.	Exhibits	40

Exhibit Index

Signatures

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

DOGWOOD THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,610,033	$6,524,744
Prepaid expenses and other current assets	1,415,872	1,906,462
Total current assets	11,025,905	8,431,206
Property and equipment, net	12,301	12,754
Right-of-use assets	130,268	163,140
Prepaid expenses, long-term	18,362	19,037
Goodwill	11,961,275	12,401,118
Intangible assets	57,347,369	68,985,026
Deferred issuance costs	—	158,956
Total assets	$80,495,480	$90,171,237
Liabilities, Series A Non-Voting Convertible Preferred Stock, and Stockholders' equity
Current liabilities:
Accounts payable	$411,516	$760,945
Accrued expenses	2,352,744	2,241,417
Deferred sublease income	9,390	—
Lease liability, current portion	57,645	56,841
Total current liabilities	2,831,295	3,059,203
Deferred sublease income, long-term	28,170	—
Lease liability, long-term portion	69,563	105,763
Deferred tax liability	9,200,344	12,109,404
Total liabilities	12,129,372	15,274,370
Commitments and contingencies (Note 13)
Series A Non-Voting Convertible Preferred Stock, $0.0001 par value; 2,104 shares authorized, no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Stockholders' equity:
Common stock, $0.0001 par value; 195,000,000 shares authorized; 33,637,271 and 33,629,553 shares issued and outstanding at June 30, 2026, respectively; and 43,000,000 shares authorized; 29,751,234 and 29,743,516 shares issued and outstanding at December 31, 2025, respectively	3,363	2,974
Series A Non-Voting Convertible Preferred Stock, $0.0001 par value; 166 shares authorized, no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Series A-1 Non-Voting Convertible Preferred Stock, $0.0001 par value; 285 shares authorized, no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Series A-2 Non-Voting Convertible Preferred Stock, $0.0001 par value; 190.0572 shares authorized, no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Preferred stock, $0.0001 par value; 4,997,254 and 1,997,254 shares authorized; no shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	196,246,223	183,856,376
Accumulated deficit	(124,592,539)	(108,076,316)
Accumulated other comprehensive loss	(2,991,811)	(587,039)
	68,665,236	75,195,995
Less: Treasury stock, 7,718 shares of common stock at cost	(299,128)	(299,128)
Total stockholders' equity	68,366,108	74,896,867
Total liabilities, Series A Non-Voting Convertible Preferred Stock and Stockholders' equity	$80,495,480	$90,171,237

See accompanying notes to the condensed consolidated financial statements.

DOGWOOD THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenue	$—	$—	$—	$—

Operating expenses:
Research and development	3,246,519	2,569,943	5,916,298	5,006,941
General and administrative expenses	1,626,109	1,353,172	4,032,696	3,346,100
IPR&D impairment	9,190,897	—	9,190,897	—
Total operating expenses	14,063,525	3,923,115	19,139,891	8,353,041

Loss from operations	(14,063,525)	(3,923,115)	(19,139,891)	(8,353,041)

Other income (expense):
Sublease income	17,442	—	36,897	—
Loss on debt conversion with related party	—	—	—	(6,134,120)
Interest income (expense), net	66,349	111,379	143,699	(35,711)
Exchange (loss) gain, net	(30,569)	4,532	(36,429)	(18,742)
Total other income (expense)	53,222	115,911	144,167	(6,188,573)

Loss before income taxes	(14,010,303)	(3,807,204)	(18,995,724)	(14,541,614)
Deferred income tax benefit (expense)	2,480,694	(149)	2,479,501	(190,691)

Net loss	(11,529,609)	(3,807,353)	(16,516,223)	(14,732,305)
Accrual of paid-in-kind dividends on Series A Non-Voting Convertible Preferred Stock	—	—	—	(1,256,662)
Net loss attributable to common stockholders	$(11,529,609)	$(3,807,353)	$(16,516,223)	$(15,988,967)
Net loss per common share, basic and diluted	$(0.34)	$(1.99)	$(0.49)	$(9.51)
Weighted average number of shares outstanding – basic and diluted	34,129,553	1,911,128	33,838,766	1,680,827

Comprehensive loss
Net loss	$(11,529,609)	$(3,807,353)	$(16,516,223)	$(14,732,305)
Foreign currency translation adjustment	(1,270,861)	3,534,542	(2,404,772)	3,595,698
Comprehensive loss	$(12,800,470)	$(272,811)	$(18,920,995)	$(11,136,607)

See accompanying notes to the condensed consolidated financial statements.

DOGWOOD THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SERIES A NON-VOTING CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A Non-Voting		Series A-1 Non-Voting						Accumulated Other		Total
	Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional	Accumulated	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Shares	Par	Shares	Par	Paid-In Capital	Deficit	Loss	Stock	Equity
Balance, December 31, 2025	—	$—	—	$—	29,743,516	$2,974	$183,856,376	$(108,076,316)	$(587,039)	$(299,128)	$74,896,867
Proceeds from issuance of common stock, net of fees			—	—	2,338,948	234	11,397,225	—	—	—	11,397,459
Proceeds from issuance of prefunded warrants	—	—	—	—	1,319,089	132	—	—	—	—	132
Share-based compensation expense	—	—	—	—	—	—	449,419	—	—	—	449,419
Net loss	—	—	—	—	—	—	—	(4,986,614)	—	—	(4,986,614)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(1,133,911)	—	(1,133,911)
Balance, March 31, 2026	—	$—	—	$—	33,401,553	$3,340	$195,703,020	$(113,062,930)	$(1,720,950)	$(299,128)	$80,623,352
Exercise of Warrants	—	—	—	—	228,000	23	—	—	—	—	23
Share-based compensation expense	—	—	—	—	—	—	543,203	—	—	—	543,203
Net Loss	—	—	—	—	—	—	—	(11,529,609)	—	—	(11,529,609)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(1,270,861)	—	(1,270,861)
Balance, June 30, 2026	—	$—	—	$—	33,629,553	$3,363	$196,246,223	$(124,592,539)	$(2,991,811)	$(299,128)	$68,366,108

	Series A Non-Voting		Series A-1 Non-Voting						Accumulated Other		Total
	Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional	Accumulated	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Par	Paid-In Capital	Deficit	Loss	Stock	Equity
Balance, December 31, 2024	2,213.8044	$74,405,362	—	$—	1,332,178	$133	$67,856,589	$(73,818,946)	$(3,862,987)	$(299,128)	$(10,124,339)
Conversion of loan payable plus interest into Series A-1 Non-Voting Convertible Preferred Stock	—	—	284.2638	24,994,461	—	—	—	—	—	—	24,994,461
Proceeds from registered direct offering of common stock, net of offering costs	—	—	—	—	578,950	58	4,252,735	—	—	—	4,252,793
Accrual of paid-inkind dividends on Series A Non-Voting Convertible Preferred Stock	—	1,256,662	—	—	—	—	(1,256,662)	—	—	—	(1,256,662)
Share-based compensation expense	—	—	—	—	—	—	84,474	—	—	—	84,474
Net loss	—	—	—	—	—	—	—	(10,924,952)	—	—	(10,924,952)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	61,156	—	61,156
Balance, March 31, 2025	2,213.8044	$75,662,024	284.2638	$24,994,461	1,911,128	$191	$70,937,136	$(84,743,898)	$(3,801,831)	$(299,128)	$7,086,931
Issuance of paid-in-kind dividends on Series A Non-Voting Convertible Preferred Stock	55.3450	—	—	—	—	—	—	—	—	—	—
Issuance of common stock fees	—	—	—	—	—	—	(548)	—	—	—	(548)
Share-based compensation expense	—	—	—	—	—	—	65,027	—	—	—	65,027
Net Loss	—	—	—	—	—	—	—	(3,807,353)	—	—	(3,807,353)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	3,534,542	—	3,534,542
Balance, June 30, 2025	2,269.1494	$75,662,024	284.2638	$24,994,461	1,911,128	$191	$71,001,615	$(88,551,251)	$(267,289)	$(299,128)	$6,878,599

See accompanying notes to the condensed consolidated financial statements.

DOGWOOD THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(16,516,223)	$(14,732,305)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on foreign exchange	36,429	1,712
Amortization of loan costs	—	52,373
Depreciation	—	34,278
Reduction in carrying amount of right-of-use asset	33,525	—
Loss on debt conversion with related party	—	6,134,120
Deferred tax (benefit) expense	(2,479,501)	190,691
IPR&D impairment	9,190,897	—
Share-based compensation expense	992,622	149,501
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	649,203	396,528
Decrease in accounts payable	(325,861)	(738,306)
Increase (decrease) in accrued expenses and other liabilities	220,635	(197,264)
Net cash used in operating activities	(8,198,274)	(8,708,672)
Cash flows from financing activities
Proceeds from registered direct offering of common stock, net of offering costs	11,397,459	4,252,245
Proceeds from the exercise of prefunded warrants	155	—
Payment of issuance costs	(106,266)	—
Proceeds from loan with related party	—	3,000,000
Net cash provided by financing activities	11,291,348	7,252,245
Net increase in cash	3,093,074	(1,456,427)
Cash, beginning of period	6,524,744	14,847,949
Effect of foreign currency translation on cash	(7,785)	11,287
Cash, end of period	$9,610,033	$13,402,809

Supplemental disclosure of non-cash financing and investing activities:
Accrual of paid-in-kind dividends on Series A Non-Voting Convertible Preferred Stock	$—	$1,256,662
Conversion of debt with related party into Series A-1 Non-Voting Convertible Preferred Stock	$—	$19,500,000
Conversion of accrued interest on debt with related party into Series A-1 Non-Voting Convertible Preferred Stock	$—	$426,891

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

Going Concern

Since its founding, the Company has been engaged in research and development activities, as well as organizational activities, including raising capital. The Company has not generated any revenues to date. As such, the Company is subject to all of the risks associated with any development-stage biotechnology company that has substantial expenditures for research and development. Since inception, the Company has incurred losses and negative cash flows from operating activities. The Company has funded its losses primarily through issuance of members’ interests, convertible debt instruments and issuance of equity securities. For the three and six months ended June 30, 2026 and 2025, the Company incurred net losses of $11,529,609 and $16,516,223, respectively, and $3,807,353 and $14,732,305, respectively and had net cash outflows used in operating activities for the six months ended June 30, 2026 and 2025 of $8,198,274 and $8,708,672, respectively. As of June 30, 2026, the Company had an accumulated deficit of $124,592,539 and is expected to incur losses in the future as it continues its development activities.

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

Revenue Recognition

The Company recognizes revenue from its contracts with customers under Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The Company’s revenue arrangements include license agreements where the Company is licensing product candidates to third parties for further development and commercialization. The Company’s license agreements include certain milestone payments as well as royalties based on future product sales. In determining the amount of revenue to be recognized under these agreements, the Company performs the following steps: (i) identifies the promised goods and services to be transferred in the contract, (ii) identifies the performance obligations, (iii) determines the transaction price, (iv) allocates the transaction price to the performance obligations and (v) recognizes revenue as the performance obligations are satisfied.

The Company receives payments from its customers based on billing schedules established in the license agreement. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less.

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Operating expenses:
Clinical	$2,301,995	$1,630,084	$4,111,415	$3,447,316
Chemical, manufacturing and controls	505,131	558,916	770,856	694,038
Research and preclinical	731	8,094	(4,903)	32,228
Regulatory	4,663	5,628	19,325	27,286
Other research and development costs	433,999	367,221	1,019,605	806,073
Total research and development	3,246,519	2,569,943	5,916,298	5,006,941
General and administrative expenses	1,626,109	1,353,172	4,032,696	3,346,100
IPR&D impairment	9,190,897	—	9,190,897	—
Total operating expenses	$14,063,525	$3,923,115	$19,139,891	$8,353,041
Sublease income	(17,442)	—	(36,897)	—
Loss on debt conversion with related party	—	—	—	6,134,120
Interest (income)/expense, net	(66,349)	(111,379)	(143,699)	35,711
Exchange loss, net	30,569	(4,532)	36,429	18,742
Net loss before income taxes	$14,010,303	$3,807,204	$18,995,724	$14,541,614

Concentrations of Credit Risk

Cash and cash equivalents are potentially subject to concentrations of credit risk. The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash and cash equivalents are held.

Fair Value Measurements

The fair value of the Company’s interim condensed consolidated financial instruments is determined and disclosed in accordance with the three-tier fair value hierarchy specified in ASC Topic 820, Fair Value Measurements. The Company is required to disclose the estimated fair value of its consolidated financial instruments. As of June 30, 2026 and December 31, 2025, the Company’s consolidated financial instruments included cash, miscellaneous receivables, accounts payable, and accrued expenses which all approximate their fair values. The Company determined that the fair value of the CVRs were immaterial on the date of issuance and December 31, 2025. See further discussion below under Recently Adopted Accounting Standards for current treatment of the CVRs. See also Notes 3, 6, 9, and 11 below.

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

The Company evaluates indefinite-lived intangible assets for impairment at least annually on October 1 and whenever facts and circumstances indicate that their carrying amounts may not be recoverable. To conduct impairment tests of IPR&D, the fair value of the IPR&D asset is compared to its carrying value. If the carrying value exceeds its fair value, the Company records an impairment loss to the extent that the carrying value of the IPR&D asset exceeds its fair value. The Company estimates the fair value of IPR&D assets using discounted cash flow valuation models, which require the use of significant estimates and assumptions, including, but not limited to, estimating the timing of and expected costs to complete in-process projects, projecting regulatory approvals, estimating future cash flows from product sales and developing appropriate discount rates. During the first and second quarter of 2026, the Company experienced a decline in its stock price resulting in the Company’s market capitalization being less than the Company’s stockholders’ equity, which management concluded was an impairment indicator. Therefore, the Company performed an impairment test of its indefinite-lived intangibles as of June 30, 2026 and determined that the carrying value of the IPR&D asset related to CINP was higher than its fair value.  As a result, the Company recognized a net non-cash impairment charge of $6.7 million for the three and six months ended June 30, 2026. This IPR&D impairment, which has no bearing on the Company’s cash runway, is comprised of a $9.2 million non-cash expense in the second quarter of 2026 which was partially offset by a reduction in the Company’s deferred tax liability of $2.5 million. There was no impairment for the year ended December 31, 2025. See Note 3 below.

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

The Company evaluates goodwill for impairment at least annually on October 1 and whenever facts and circumstances indicate that its carrying amounts may not be recoverable. During the first and second quarter of 2026, the decrease to the Company’s market capitalization, measured as the price of the Company’s common stock multiplied by common shares outstanding, led the Company to conclude it was more likely than not that the fair value of the reporting unit was below its carrying amount. A quantitative goodwill assessment was then performed for the Company’s reporting units using a combination of techniques, including an income approach and a market-based approach, adjusted for an estimated control premium. Based on the results of the quantitative goodwill assessment, the Company determined that there was no impairment to the reporting unit’s goodwill as of June 30, 2026. However, as discussed above, the Company did determine that certain of its IPR&D intangible assets was impaired and recognized a net non-cash impairment charge of $6.7 million as of June 30, 2026 which was comprised of a $9.2 million non-cash expense partially offset by a reduction of the Company’s deferred tax liability of $2.5 million. The IPR&D impairment had no bearing on the Company’s cash runway. Because the excess of fair value over carrying value is narrower for goodwill than at the date of the most recent annual assessment, the Company considers the IPR&D intangible asset and goodwill to be at risk of future impairment. Events that could cause management to conclude that fair value has declined below carrying value, and that could result in an additional impairment charge in a future period, include, but are not limited to, (i) a sustained further decline in the Company’s stock price or market capitalization; (ii) adverse changes in macroeconomic or capital-market conditions; (iii) unfavorable results; (iv) delays in, or failure to obtain, regulatory approval from the U.S. Food and Drug Administration; (v) the emergence of competitive therapies or changes in the standard of care for chemotherapy-induced neuropathic pain. Should the market value of the Company’s common stock decline further, impairment charges may be recorded in future periods.

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

As of June 30, 2026 and December 31, 2025, the Company’s operating lease ROU assets and corresponding short-term and long-term lease liabilities primarily relate to the operating lease for an office in Vancouver, British Columbia, that was acquired as part of the Combination with Pharmagesic. The office lease expires on August 31, 2028.

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

Basic and Diluted Net Loss per Share

Basic net loss per common share (“EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding during the period includes shares issuable for little to no consideration upon the exercise of certain equity-classified warrants. Diluted EPS reflects potential dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if all potential common shares had been issued and were dilutive. However, potentially dilutive securities are excluded from the computation of diluted EPS to the extent that their effect is anti-dilutive. For the three and six months ended June 30, 2026 and 2025, the Company had options to purchase 1,858,778 and 202,630 shares of Common Stock, respectively, warrants to purchase 4,386,892 and 7,755 shares of Common Stock, respectively, and preferred shares which may convert into none and 25,534,132 shares, of Common Stock, respectively, outstanding that were anti-dilutive.

Recently Adopted Accounting Standards

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. ASU 2025-07 refines the scope of derivative accounting under Topic 815 for certain non-exchange-traded arrangements whose settlement is based on the operations or activities of one of the parties to the contract. The ASU also clarifies the accounting for certain share-based noncash consideration received from a customer under Topic 606. The amendments in ASU 2025-07 are effective for annual periods beginning after December 15, 2026, and interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. The Company early adopted ASU 2025-07 as of April 1, 2026, on a modified retrospective basis. In October 2024, the Company issued CVRs to its shareholders that entitle holders to receive a portion of future cash proceeds, if any, related to the licensing of certain assets. In April, the Company entered into a license agreement related to the underlying assets (the PridCor License Agreement). The Company has determined that each of the contingent payment streams under that agreement, if and when received, would constitute a Milestone Payment under the CVR Agreement, with 87.75% of any gross amount received payable to CVR Holders. Cash payments under the license agreement remain contingent upon future events specific to the agreement and the underlying receipts are not yet probable and reasonably estimable; accordingly, no CVR liability has been accrued. The adoption of ASU 2025-07 as of April 1, 2026 did not have a material impact on the Company’s condensed consolidated financial statements, as the Company had no derivative liabilities recognized at adoption. The Company concluded that as a result of the adoption of ASU 2025-07, the CVRs are no longer in the scope of

ASC 815 and instead should be accounted for as potential liabilities under ASC 450.  As discussed below, no amounts were recognized in the Company’s financial statements related to the CVRs as of June 30, 2026.  See Note 6 and Note 11 for further discussion.

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

Subsequent Event

In July 2026, PRIDCor broke escrow subject to the Series A Payment and Escrow Break Minimum of $1,000,000. As a result, the Company received its first payment under the PRIDCor License Agreement in the amount of $100,000.  The Company will recognize this amount as revenue during the third quarter of 2026 along with cost of sales of $87,750 related to the payment made to the Rights Agent to be distributed to the CVR holders under the CVR Agreement. See Note 6 below.

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

The Company recorded the assets acquired and liabilities assumed as of the date of the Combination based on the information available at that date and the fair value of IPR&D was capitalized as of the date of the Combination and accounted for as indefinite-lived intangible assets until completion or disposition of the assets or abandonment of the associated research and development efforts. Upon successful completion of the development efforts, the useful lives of the IPR&D assets will be determined based on the anticipated period of regulatory exclusivity and will be amortized within operating expenses. Until that time, the IPR&D assets will be subject to impairment testing and will not be amortized. During the three and six month period ending June 30, 2026, the Company recognized a full impairment of the IPR&D asset related to CINP as show below due to the decline in the Company’s stock price during the period. The goodwill recorded related to the acquisition is the excess of the fair value of the consideration transferred by the acquirer over the fair value of the net identifiable assets acquired and liabilities assumed at the date of the Combination. The goodwill recorded is not deductible for tax purposes.

The following summarizes the Company’s intangible assets and goodwill acquired in connection with the Combination and their carrying value as of June 30, 2026 and December 31, 2025.

				Carrying Value			Carrying Value
				as of			as of
	Combination Date			December 31			June 30,
	Fair Value	Impairment	Translation Adj	2025	Impairment	Translation Adj	2026
Halneuron® for Cancer Related Pain	$59,900,000	$—	$(443,841)	$59,456,159	$—	$(2,108,790)	$57,347,369
Halneuron® for Chemotherapy Induced Neuropathic Pain	9,600,000	—	(71,133)	9,528,867	(9,190,897)	(337,970)	—
Total in-process research and development (IPR&D)	$69,500,000	$—	$(514,974)	$68,985,026	$(9,190,897)	$(2,446,760)	$57,347,369

Goodwill	$12,493,727	$—	$(92,609)	$12,401,118	$—	$(439,843)	$11,961,275

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

4	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2026	2025
Prepaid insurance	$262,703	$512,523
Prepaid clinical research costs	948,910	1,153,417
Prepaid franchise taxes	123,016	161,400
Prepaid professional fees	—	40,563
Prepaid services	42,313	32,289
Other miscellaneous current assets	38,930	6,270
	1,415,872	1,906,462
Long-term
Security deposit on leased premises	18,362	19,037
	$1,434,234	$1,925,499

5 Property and Equipment

Property and equipment consist of the following:

	June 30,	December 31,
	2026	2025
Office furniture and equipment	$12,301	$12,754
Less: Accumulated depreciation and amortization	—	—
Property and equipment, net	$12,301	$12,754

6License Agreements

PRIDCor License Agreement

On April 21, 2026, the Company entered an Exclusive License Agreement (the “License Agreement”) for a global development and commercialization partnership with PRIDCor Therapeutics, LLC (“PRIDCor”), for the Company’s anti-viral candidates, IMC-1 and IMC-2. Under the PRIDCor License Agreement, PRIDCor will be fully responsible for financing and executing future development, commercialization and intellectual property maintenance for both IMC-1 and IMC-2. In exchange, the Company is entitled to a tiered royalty on net sales of up to 15% upon commercialization of IMC-1 or IMC-2, 10% of PRIDCor’s initial Series A financing and 9% of all other future capital raised by PRIDCor to advance IMC-1 or IMC-2, future PRIDCor partnership-related development and regulatory payments associated with IMC-1 or IMC-2, and Exit Consideration upon a PRIDCor change-of-control, asset sale, or initial public offering, capped at $100 million.

PRIDCor is responsible for all future development, regulatory sponsorship, patent maintenance and know-how for the licensed products. Further, the Company has no future obligation to continue the research and development, support further clinical trials or support marketing related to the licensed products. PRIDCor is receiving the license as it exists at the effective date, and the license is considered a point-in-time functional license under ASC 606. The license can be used by the customer immediately upon commencement of the license term and therefore revenue will be recognized at a point in time. As of June 30, 2026, the Company did not have an unconditional right to receive any cash proceeds under the PRIDCor License Agreement. As all fees to be received under the PRIDCor License Agreement are contingent upon third-party actions (including FDA approval of IMC-1 and IMC-2), the Company concluded that the transaction price of the PRIDCor License Agreement is zero as of June 30, 2026, and no revenue has been recognized.

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

7Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2026	2025
Accrued interest on preferred members’ interests and related party loan	$188,085	$188,085
Accrued compensation	517,900	745,080
Accrued clinical research costs	1,250,547	889,066
Accrued professional fees	379,158	360,733
Accrued director fees	—	32,209
Other miscellaneous accrued expenses	17,054	26,244
	$2,352,744	$2,241,417

8Leases

In connection with the Combination, the Company acquired a right-of-use asset which was revalued at the date of the Combination. Pharmagesic has obtained the right to control the use of office premises for a period of time through a lease arrangement. The lease arrangement was negotiated on an individual basis and contains a wide range of different terms and conditions including lease payments and remaining lease terms to August 31, 2028. The lease arrangement does not impose any covenants other than the security interests in the leased asset that is held by the lessor. The Company maintains a security deposit totaling $18,362 and $19,037 as of June 30, 2026 and December 31, 2025, respectively.

There were no additions or extensions to the right-of-use asset during the six months ended June 30, 2026 and 2025. Total cash outflows for the lease were $31,396 and $63,080 for the three and six months ended June 30, 2026, respectively, and $32,153 and $63,160 for the three and six months ended June 30, 2025, respectively, and these costs were included in net cash used in operating activities.

The following table presents the components of the lease costs included in general and administrative expenses in the statements of operations for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
Component of lease cost	2026	2025	2026	2025
Operating lease cost	$16,686	$16,689	$33,526	$32,783
Variable lease cost	13,404	8,795	26,931	22,448
Total lease expense	$30,090	$25,484	$60,457	$55,231

Future minimum annual commitments under the operating leases are as follows:

Year ending December 31,
2026 (remaining)	$29,629
2027	65,831
2028	42,357
Total lease payments	$137,817
Less: amount representing interest	(10,609)
Present value of net minimum lease payments	$127,208
Less: current obligations	(57,645)
Long-term obligations under leases	$69,563

Other information related to this operating lease and the calculation of related right-of-use assets and operating lease liabilities consists of the following:

	June 30,	June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities	$63,080	$63,160
Weighted-average remaining lease term (in years) - operating leases	2.2	3.2
Weighted-average discount rate - operating leases	7.82%	7.82%

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

Upon execution of the Sublease, the Subtenant delivered a deposit of approximately $48,800 (inclusive of goods and services tax and operating costs) representing the first month, thirteenth month and last three months of gross rent, operating costs and taxes, net of agent fees of three month’s total rent receivable of approximately $27,900. For the three and six months ended June 30, 2026, the Company recognized sublease income of $17,442 and $36,897, respectively, which is included in other income in the condensed consolidated statements of operations. The portion of the deposit attributable to future non-consecutive rental periods has been recorded as deferred sublease income, of which $9,390 is classified as current (relating to the thirteenth month of the Sublease term) and $28,170 is classified as long-term (relating to the final three months of the Sublease term).

Future minimum Sublease income including base rent and operating expenses is as follows:

Year ending December 31,
2026 (remaining)	$53,658
2027	107,316
2028	71,544
Total future minimum sublease rental income	$232,518

9Promissory Note with Related Party

On October 7, 2024, in connection with the Exchange Agreement, the Company entered into a Loan Agreement (the “Loan Agreement”) with Conjoint Inc., a Delaware corporation (“Lender”) and an affiliate of CKLS. Pursuant to the Loan Agreement, Lender agreed to make a loan to the Company in the aggregate principal amount of $19,500,000, of which (i) $16,500,000 was disbursed on October 7, 2024 and (ii) $3,000,000 was disbursed on February 18, 2025. Pursuant to the terms of the Loan Agreement, the proceeds were to be used for the purpose of (1) funding operations and (2) performing clinical and research & development activities related to Halneuron®. The Loan Agreement bore interest at the Secured Overnight Financing Rate (“SOFR”) plus 2.00%, that increases by 1.00% in the event of default that resets on an annual basis on October 1st. The Loan Agreement was payable in full with principal and accrued interest on October 7, 2027.  The promissory note was recorded net of issuance costs of $1,177,355.  The issuance costs were being amortized to interest expense using an effective interest rate of 7.82%.  For the three and six months ended June 30, 2026, there was no recognition of interest expense or amortization of issuance costs. For the three and six months ended June 30, 2025, the Company recognized interest expense of $0 and $197,437, respectively, and amortization of issuance costs of $0 and $52,373, respectively, in the accompanying condensed consolidated statement of operations and comprehensive loss.

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

Under the Warrants, the Company may not effect the exercise of any Warrant, and a holder will not be entitled to exercise any portion of any Warrant to the extent that immediately following the exercise, holder (together with its affiliates) would beneficially own in excess of 4.99% or 9.99%, as applicable, of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of such shares of Common Stock.

At a special meeting of stockholders held on March 11, 2026, the stockholders approved the exercise of the Common Stock Warrants to purchase up to 4,386,037 shares of Common Stock.

Warrant Activity

A summary of the Common Stock Warrants is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(Years)
Outstanding at December 31, 2025	—	$—	—
Granted	4,386,037	3.28	5.50
Outstanding at June 30, 2026	4,386,037	$3.28	5.20
Exercisable at June 30, 2026	4,386,037	$3.28	5.20

As of June 30, 2026, the aggregate intrinsic value of the Common Stock Warrants outstanding was $0.

During the six months ended June 30, 2026, the Company received notification and payment for the exercise of 1,547,089 Pre-funded Warrants at an exercise price of $0.0001 per share and the Company issued 1,547,089 shares of Common Stock. As of June 30, 2026, 500,000 Pre-funded Warrants remain outstanding. Subsequent to June 30, 2026, the Company received notification and payment for the exercise of 363,000 Pre-funded Warrants.

11Stockholders’ Equity

At the annual meeting of stockholders (the “Annual Meeting”), held on June 16, 2026, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to increase the number of authorized shares from 45,000,000 to 200,000,000, of which 195,000,000 shares are Common Stock with a par value of $0.0001 per share and 5,000,000 shares are Preferred Stock with a par value of $0.0001 per share. The Certificate of Amendment was filed and became effective on June 17, 2026.

Preferred Stock

The restated certificate of incorporation, as amended in June 2026, of the Company permits its Board of Directors to issue up to 5,000,000 shares of preferred stock, par value of $0.0001 per share, in one or more series, to designate the number of shares constituting such series, and fix by resolution, the powers, privileges, preferences and relative, option or special rights thereof, including liquidation preferences and dividends, and conversion and redemption rights of each such series. As of June 30, 2026 and December 31, 2025, after giving effect to the designation of Series A Preferred Stock, Series A-1 Preferred Stock and Series A-2 Preferred Stock discussed below, the Company had 4,997,254 and 1,997,254 authorized and remaining to be issued shares of preferred stock, respectively.

Series A Preferred Stock

In October 2024, the Board of Directors designated 2,270 of the then authorized 2,000,000 shares of preferred stock to be Series A Preferred Stock. As of June 30, 2026 and December 31, 2025, the Company had 2,270 shares authorized and zero issued and outstanding shares of Series A Preferred Stock.

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

Per the Series A Certificate of Designation, holders of Series A Preferred Stock were entitled to receive a paid-in-kind (“PIK”) dividend accruing at a rate equal to five percent (5.0%) per annum payable in shares of Series A Preferred Stock on the date that was 180 days after the original issue date of the Series A Preferred Stock. As of March 31, 2025, the Company had accrued the full value of the dividend payable of $1,770,767. On April 7, 2025, 180 days after the original issue date, the Company issued an aggregate of 55.345 shares of Series A Preferred stock as a PIK dividend to the holders of Series A Preferred Stock.

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

As noted in Note 6 above, the Company entered into the PRIDCor License Agreement in April 2026. The Company has determined that each of the payment streams under the PRIDCor License Agreement, if and when received, would constitute a Milestone Payment under the CVR Agreement, with the result that 87.75% of any gross amount received would become payable to CVR Holders and the Company would retain the remaining 12.25%. As no amounts under the PRIDCor License Agreement are due as of June 30, 2026, no CVR payments are due as of June 30, 2026.  Accordingly, no liability has been recognized related to the CVRs as of June 30, 2026.

Series A-1 Preferred Stock

In March 2025, the Board of Directors designated 285 shares of the then authorized 2,000,000 shares of preferred stock to be Series A-1 Preferred Stock. As of June 30, 2026 and December 31, 2025 the Company had 285 shares authorized and no shares issued and outstanding of Series A-1 Preferred Stock.

Following stockholder approval at a special meeting of stockholders held on November 21, 2025, each share of Series A-1 Preferred Stock automatically converted into 10,000 shares of Common Stock. The conversion was treated as an exchange of securities by an investor with the conversion completed at the carrying amount of the Series A-1 Preferred Stock.

Series A-2 Preferred Stock

In September 2025, the Board of Directors designated 190.0572 shares of the then authorized 2,000,000 shares of preferred stock to be Series A-2 Preferred Stock. As of June 30, 2026 and December 31, 2025, the Company had 190.0572 shares authorized and no issued and outstanding shares of Series A-2 Preferred Stock.

On September 29, 2025, in consideration of the Licensing Agreement with Serpin, pursuant to which Serpin granted the Company a royalty-free, sublicensable global license to develop Serpin Pharma’s intravenous formulation of SP16, the Company issued 191,017 shares of Common Stock, par value $0.0001 per share and 89.5939 shares of Series A-2 Preferred Stock, par value $0.0001 per share to Serpin Pharma and (ii) 191,017 shares of Common Stock and 89.5939 shares of Series A-2 Preferred Stock to Rejuvenation, as further described under “Serpin Equity Issuance and Registration Rights Agreement” below.

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

Support Agreements

On September 29, 2025, in connection with the execution of the Licensing Agreement and the Serpin Registration Rights Agreement, the Company entered into stockholder support agreements with (i) Serpin Pharma and Rejuvenation Labs, Inc. (the “Serpin Support Agreement”) and (ii) each affiliate of Tungsten holding shares of Common Stock (the “Tungsten Support Agreements”). Pursuant to the Serpin Support Agreement, among other things, each Serpin party agreed to vote or cause to be voted all of the shares of Common Stock owned by each of them in favor of the approval of the following matters: (i) for the purposes of complying with the applicable provisions of Nasdaq Listing Rule 5635 (“Rule 5635”), the potential issuance of our Common Stock upon conversion of the Series A Preferred Stock, par value $0.0001 per share (“Series A Issuance Proposal”), (ii) for the purposes of complying with the applicable provisions of Rule 5635, the potential issuance of our Common Stock upon conversion of the Series A-1 Preferred Stock, par value $0.0001 per share (the “Series A-1 Issuance Proposal”), and (iii) the adjournment of the stockholder meeting where the foregoing proposals are being voted upon to a later date or dates, if necessary or appropriate (“Adjournment Proposal”). Pursuant to the Tungsten Support Agreements, among other things, Tungsten agreed to vote or cause to be voted all of the shares of Common Stock owned by each of them in favor of the approval of the following matters: (i) the Series A-1 Issuance Proposal, (ii) for the purposes of complying with the applicable provisions of Rule 5635, the potential issuance of our Common Stock upon conversion of the Series A-2 Preferred Stock, par value $0.0001 per share (the “Series A-2 Issuance Proposal”), (iii) if an amendment and restatement of the Company’s current Amended and Restated 2020 Equity Incentive Plan is contemplated (“Plan Proposal”) at the stockholder meeting where the foregoing proposals are being voted upon, such Plan Proposal and (iv) the Adjournment Proposal.

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

Common Stock

The Company’s certificate of incorporation, adopted on December 16, 2020, and subsequently amended, authorizes the issuance of 195,000,000 shares of Common Stock with a par value of $0.0001 per share.

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

12Related Parties

The Company uses Gendreau Consulting, LLC, a consulting firm (“Gendreau”), for drug development, clinical trial design and planning, implementation and execution of contracted activities with the clinical research organization. Gendreau’s managing member is the Company’s Chief Medical Officer (“CMO”). From time to time, the Company contracts the services of the CMO’s spouse through Gendreau to perform certain activities in connection with the Company’s ongoing clinical development of its product candidates.  In the past, the Company has contracted the CMO’s spouse to serve as the Company’s Medical Monitor.  Currently, the Company has contracted the services of the CMO’s spouse to serve as the Company’s Chief Safety Officer for the HALT-CINP-203 clinical trial. In addition, the Company has contracted the services of the CMO’s daughter to serve as an assistant for various clinical site related activities. During the three and six months ended June 30, 2026 and 2025, the Company paid Gendreau $60,441 and $143,157, respectively and $52,000 and

$240,577, respectively and had accounts payable of $30,113 and $14,335 to Gendreau as of June 30, 2026 and December 31, 2025, respectively.

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

On November 21, 2025, the stockholders of the Company approved the Second Amended and Restated 2020 Equity Incentive Plan (the “Plan”), which amends and restates the Prior Plan, to further increase the total number of shares of Common Stock reserved for issuance under the Plan to 2,972,787 total shares. On November 21, 2025, the stockholders of the Company also approved a further amendment to the Plan which re-established annual individual limits as discussed below. As of June 30, 2026 and December 31, 2025,  1,125,709 and 1,867,209 shares, respectively, were available for future grants.

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

The table below sets forth the outstanding options to purchase shares of Common Stock under the Plan:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(Years)
Outstanding at December 31, 2025	1,105,578	$12.80	9.64
Granted	741,500	2.66	—
Forfeited	—	—	—
Outstanding at June 30, 2026	1,847,078	$8.70	9.37
Exercisable at June 30, 2026	119,427	$68.01	6.92

.

During the six months ended June 30, 2026, the Company granted certain individuals options to purchase 741,500 shares of the Company’s Common Stock with an average exercise price of $2.657 per share, contractual terms of 10 years and a vesting periods ranging from 100% after one year to 33.333% after one year and the remaining 66.667% in 24 equal monthly installments, thereafter. The options had an aggregate grant date fair value of $1,590,936 that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model included: (1) discount rates ranging from 3.82% to 4.24% based on the daily par yield curve rates for U.S. Treasury obligations, (2) expected life of 5.5 to 6.0 years based on the simplified method (vesting plus contractual term divided by two), (3) expected volatility ranging from 96.77% to 98.41% based on the average historical volatility of comparable companies’ stock for those options issued before June 2026 and an expected volatility ranging from 165.51% to 165.94% based on the average historical volatility of the Company’s stock for those options issued in June 2026, (4) no expected dividends and (5) fair market value of the Company’s stock ranging from $1.50 to $2.86 per share.

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

As of June 30, 2026 the aggregate intrinsic value of options outstanding was $7,392.

The Company recognized share-based compensation expense related to stock options during the three and six months ended June 30, 2026 and 2025, of $543,203 and $992,622, respectively, and $65,027 and $149,501, respectively. The unrecognized compensation expense for stock options at June 30, 2026 was $5,318,144.

Stock Options for Unregistered Securities

In addition to the stock options issued under the Plan, and in conjunction with the IPO, the Company granted non-qualified stock options to purchase 11,700 shares of Common Stock as provided for in the employment agreement of our former President, Richard Burch (the “President Options”). The President Options are exercisable within 10 years of the date of grant at $250.00 per share, were 100% vested at the grant date and have a remaining contractual term of 4.47 years. As of June 30, 2026, there was no unrecognized compensation expense related to these options as they were 100% vested upon issuance. The shares of Common Stock issuable upon exercise of the President Options will be unregistered, and the option agreement does not include any obligation on the part of the Company to register such shares of Common Stock. Consequently, the Company has not recognized a contingent liability associated with registering the securities for the arrangement. As of June 30, 2026, the aggregate intrinsic value of the President Options was $0.

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

In conjunction with the Offering in September 2022, the Company granted the Underwriter warrants to purchase 20,000 shares of Common Stock at an exercise price of $15.625 per share (the “Representative

Warrants”), of which 855 warrants remain outstanding as of June 30, 2026. The Company accounted for the warrants as equity-based awards to a non-employee at the time of issuance. The Representative Warrants have a five-year contractual term and became 100% exercisable on March 18, 2023.

There were no warrant exercises for the six months ended June 30, 2026 and 2025 and there is no unrecognized compensation expense for these awards as of June 30, 2026.

The table below sets forth the outstanding underwriters warrants to purchase common stock:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(Years)
Outstanding at December 31, 2025	855	$15.63	1.72
Granted	—	—	—
Outstanding at June 30, 2026	855	$15.63	1.22
Exercisable at June 30, 2026	855	$15.63	1.22

As of June 30, 2026, the aggregate intrinsic value of the underwriters warrants outstanding was $0.

15Income Taxes

As a result of the Combination discussed above, the Company acquired operations in Canada. The foreign loss before taxes and the deferred tax expense disclosed below relates to the Company’s new operations in Canada.

For the three and six months ended June 30, 2026 and 2025, the domestic and foreign components of net loss before income taxes are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
United States	$(4,777,441)	$(3,048,652)	$(9,655,109)	$(13,375,644)
Foreign	(9,232,862)	(758,552)	(9,340,615)	(1,165,970)
Loss before income taxes	$(14,010,303)	$(3,807,204)	$(18,995,724)	$(14,541,614)

The Company recorded a deferred tax benefit for the three and six months ended June 30, 2026 of $2,480,694 and $2,479,501, respectively, and a deferred tax expense for the three and six months ended June 30, 2025 of $149 and $190,691, respectively. When the Company recorded the IPR&D assets in connection with the Combination discussed above, the book-to-tax difference of the IPR&D assets created a deferred tax liability. Upon the recognition of the impairment of certain IPR&D assets, the Company recognized a corresponding reduction in the deferred tax liability. The components of the deferred tax benefit (expense) are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Domestic	$—	$—	$—	$—
Foreign	2,480,694	(149)	2,479,501	(190,691)
	$2,480,694	$(149)	$2,479,501	$(190,691)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q.  This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties.  See our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”) on March 18, 2026 (the “2025 Annual Report on Form 10-K”), under “Item 1A. Risk Factors”, available on the SEC EDGAR website at www.sec.gov, Part II, and Item 1A of the report, for a discussion of the uncertainties, risks and assumptions associated with these statements.  Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those risks noted above.

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

On April 21, 2026, Dogwood entered into an agreement with PRIDCor Therapeutics, LLC (“PRIDCor”) pursuant to which PRIDCor will be fully responsible for financing and executing future development, commercialization and intellectual property maintenance for both IMC-1 and IMC-2. IMC-1 is a novel, proprietary, fixed dose combination of a nucleoside analog and the anti-inflammatory agent celecoxib for the treatment of fibromyalgia and IMC-2, a combination of valacyclovir and celecoxib that is intended to synergistically suppress herpesvirus activation for the treatment of Long-COVID. In exchange, Dogwood is entitled to a tiered royalty on net sales of up to 15% upon commercialization of IMC-1 or IMC-2. Further, Dogwood is entitled to receive 10% of PRIDCor’s initial Series A financing and 9% of all future capital raised by PRIDCor to advance IMC-1 or IMC-2, as well as future PRIDCor partnership-related development and regulatory payments associated with IMC-1 or IMC-2. Potential payments to Dogwood under the development partnership are capped at $100 million. In July 2026, PRIDCor broke escrow subject to the Series A Payment and Escrow Break Minimum of $1,000,000. As a result, the Company received its first payment under the PRIDCor License Agreement in the amount of $100,000 and submitted $87,750 related to the payment made to the Rights Agent to be distributed to the CVR holders under the CVR Agreement.

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

In the first quarter of 2025, we commenced dosing of patients in the HAL-CINP-203 clinical trial in the United States. HAL-CINP-203 is a Phase 2b, double-blind, placebo controlled clinical trial intended to assess the efficacy and safety of Halneuron® in approximately 230 patients with moderate to severe neuropathic pain caused by previous platinum and/or taxane based cancer chemotherapy. The primary efficacy endpoint is the reduction in pain from baseline to week 4 in the weekly average of daily 24-hour recall pain intensity scores captured on an electronic diary and analyzed as a responder analysis.  The responder analysis will compare Halneuron® to placebo in terms of the proportion of patients who achieve 50% or more reduction in their pain from baseline to the primary endpoint. The secondary endpoints include patient global impression of change, PROMIS fatigue, PROMIS sleep, PROMIS-29, pain interference, hospital anxiety and depression scale and the neuropathic pain symptom inventory. In December 2025, we announced interim results from a planned interim assessment of the ongoing Halneuron® Phase 2b trial, the goal of which was to finalize the statistical methodology and the endpoint analysis to be used to determine Halneuron® safety and effectiveness as a treatment for CINP.  Key highlights from the first 97 patients completing the trial included Halneuron demonstrating treatment effect versus placebo, with responders exhibiting durable treatment effects over the course of the four-week trial.  Halneuron®’s treatment effect was observed when used alone or in combination with other pain medications as compared with placebo.  Notably, the overall drop out rate was 4.5% for this cohort and is far below the drop out rate observed with other FDA approved chronic pain medications, including duloxetine (20+%) and pregabalin (30-40%). Based on the recommendation of the independent statisticians conducting the assessment, we plan to enroll between 210-240 patients by the end of summer to ensure a sample size that provides 80+% power to achieve a statistically significant outcome via responder analysis. Currently, we have enrolled 217 patients and expect top-line data from the trial in the fall of 2026.

SP16 Chemotherapy Induced Peripheral Neuropathy Program (CIPN)

We licensed the rights to the IV formulation of SP16 for the treatment of CIPN in September 2025.  SP16 is a 17 amino acid peptide drug that has been designed to mimic the anti-inflammatory and immunomodulatory properties of Alpha-1 Antitrypsin, without the limitations seen with the much larger Alpha-1 Antitrypsin protein.  The initial Phase 1 evaluation of SP16’s safety when used to treat CIPN will be conducted by the University of Virginia Cancer Center under a National Cancer Institute (“NCI”) grant. Patient recruitment for this initial evaluation is expected to start in the second half of 2026. We will be providing our clinical development expertise, but with the NCI funding the trial, we will incur no further expenses in connection with this initial evaluation of the safety of SP16 in cancer patients. Dogwood announced FDA acceptance of the Investigational New Drug (“IND”) application for SP16, administered intravenously (“IV”), for the treatment of CINP. Patient dosing in the planned Phase 1b trial should commence in the second half of this year.

Registered Direct Offering and Private Placement Offering

On January 11, 2026, we entered into a securities purchase agreement (the “Purchase Agreement”) with a single healthcare-focused institutional investor (the “Purchaser”) pursuant to which we agreed to issue and sell, in a registered direct offering (the “Registered Offering”), 2,338,948 shares of our Common Stock. In a concurrent private placement (the “Private Offering” and, together with the Registered Offering, the “January 2026 Offerings”), and pursuant to the Purchase Agreement, the Company agreed to sell to the Purchaser (i) unregistered pre-funded warrants to purchase 2,047,089 shares of Common Stock (the “Pre-funded Warrants”) and (ii) unregistered common warrants to purchase up to an aggregate of 4,386,037 shares of Common Stock (the “Common Stock Warrants”, together with the Pre-funded Warrants, the “Warrants”). The Common Stock

Warrants and Pre-funded Warrants are classified as equity on the Company’s condensed consolidated balance sheet. The Common Stock Warrants include certain rights upon "fundamental transactions," as described in the warrant agreement, including the right of the holder thereof to receive from the Company or a successor entity the same amount and kind of securities, cash or property as it would have been entitled to receive upon the occurrence of such fundamental transaction if it had been the holder of the number of warrant shares immediately prior to such fundamental transaction. At the holder's option, exercisable within thirty (30) days after the consummation of a fundamental transaction (if within the Company's control), the Company or any successor entity shall purchase the Common Stock Warrant from the holder by paying to the holder an amount of cash equal to the Black Scholes Value of the remaining unexercised portion of the Warrants on the date of the consummation of such fundamental transaction. Each share of Common Stock (or Pre-funded Warrant in lieu thereof) was sold together with one Common Stock Warrant at a combined purchase price of $2.85 per share and accompanying warrant (or $2.8499 per Pre-funded Warrant and accompanying warrant), priced at-the-market under Nasdaq rules. The aggregate gross proceeds to the Company from the January 2026 Offerings were approximately $12.5 million, before deducting placement agent fees and offering expenses payable by the Company, and excluding the proceeds, if any, from the exercise of the Common Stock Warrants. Net proceeds were approximately $11.4 million.

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

On January 15, 2026, we filed a Form S-3 Registration Statement for the resale of up to 6,433,126 shares of our Common Stock consisting of (i) 2,047,089 shares of Common Stock underlying the Pre-funded Warrants at an exercise price of $0.0001 per share; and (ii) 4,386,037 shares of Common Stock underlying the Common Stock Warrants to purchase shares of Common Stock at an exercise price of $3.28 per share. The Form S-3 Registration Statement was declared effective by the SEC on January 29, 2026.

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

Results of Operations

Below is a summary of the results of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Operating expenses:	(Unaudited)		(Unaudited)
Research and development	$3,246,519	$2,569,943	$5,916,298	$5,006,941
General and administrative	1,626,109	1,353,172	4,032,696	3,346,100
IPR&D impairment	9,190,897	—	9,190,897	—
Total operating expenses	$14,063,525	$3,923,115	$19,139,891	$8,353,041

Three and six months ended June 30, 2026 and 2025

Research and Development Expenses

Research and development expenses increased by $0.6 million and $0.9 million for the three and six months ended June 30, 2026, respectively, compared to prior periods. The increase of $0.6 million for the three months ended June 30, 2026 was primarily related to an increase in HAL-CINP-203 clinical trial costs of $0.7 million offset by a decrease in drug development and manufacturing costs of $0.1 million. The increase of $0.9 million for the six months ended June 30, 2026 was primarily related to an increase in HAL-CINP-203 clinical trial costs of $0.7 and an increase in salaries and related personnel costs of $0.2 million.

General and Administrative Expenses

General and administrative expenses increased by $0.3 million and $0.7 million for the three and six months ended June 30, 2026, respectively, compared to prior periods. The increase of $0.3 million for the three months ended June 30, 2026 was primarily related to an increase in salaries and related personnel costs of $0.3 million and an increase in franchise fees of $0.1 million offset by a decrease in public company costs of $0.1 million. The increase of $0.7 million for the six months ended June 30, 2026 was primarily due to an increase in salaries and related personnel costs of $0.8 million offset by a decrease in franchise fees of $0.1 million.

Impairment of Long-lived Assets

In connection with our acquisition of Pharmagesic (Holdings) Inc., we allocated a portion of the purchase price to goodwill and in-process research and development (“IPR&D”) intangible assets. During the first and second quarter of 2026, we experienced a decline in our stock price resulting in market capitalization being less than our stockholders’ equity, which we concluded was an impairment indicator. As a result, we performed a quantitative assessment for goodwill and IPR&D impairment and recognized a non-cash impairment charge of $9.2 million for the three and six months ended June 30, 2026 which was partially offset by a reduction in the Company’s deferred tax liability of $2.5 million. The net impairment charge of $6.7 million had no bearing on the Company’s cash runway.

Liquidity and Capital Resources

Since our inception, we have financed our operations through public offerings of common stock and proceeds from private placements of membership interests and convertible promissory notes. To date, we have not generated any revenue from the sale of products and we do not anticipate generating any revenue from the sales of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of June 30, 2026, our principal source of liquidity was our cash, which totaled $9.6 million.

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

Equity Financings

In January 2026, we closed the January 2026 Offerings, consisting of the Registered Offering of 2,338,948 shares of our Common Stock and a Private Offering of Pre-funded Warrants to purchase up to 2,047,089 shares of Common Stock and Common Stock Warrants to purchase up to 4,386,037 shares of Common Stock, at a combined offering price of $2.85 per share and accompanying Common Stock Warrant (and $2.8499 per Pre-funded Warrant and accompanying Common Stock Warrant). Gross proceeds were approximately $12.5 million and net proceeds were approximately $11.4 million, after deducting placement agent fees and offering expenses. The Common Stock Warrants have an exercise price of $3.28 per share, and, if exercised in full for cash, would generate up to approximately $14.4 million of additional gross proceeds.

In March 2025, we closed the March 2025 Offering, which was a registered direct offering of 578,950 shares of our Common Stock, raising gross proceeds of approximately $4.78 million and net proceeds of approximately $4.25 million, after deducting placement agent fees and offering expenses.

Debt Financings

There were no debt financings during the six months ended June 30, 2026. On February 18, 2025, we received $3,000,000 in loan proceeds pursuant to the Loan Agreement dated October 7, 2024 with the Lender. In March 2025, the Company entered into a Debt Exchange and Cancellation Agreement (the “Exchange and Cancellation Agreement”) with the Lender. Pursuant to the Exchange and Cancellation Agreement, the principal amount of all loans made to the Company under the Loan Agreement, along with accrued interest through March 12, 2025, was deemed repaid and all of the Company’s obligations satisfied in full and cancelled in exchange for 284.2638 shares of the Company’s Series A-1 Non-Voting Convertible Preferred Stock, par value $0.0001 per share. There was no debt outstanding at June 30, 2026 and December 31, 2025.

Future Capital Requirements

We anticipate our cash on hand at June 30, 2026 of approximately $9.6 million will fund operations into the fourth quarter of 2026. The Company will need to secure additional financing to fund its ongoing clinical trials and operations beyond the fourth quarter of 2026 to continue to execute its strategy. We will need to finance our cash needs through public or private equity offerings, debt financings, collaboration and licensing arrangements or other financing alternatives. To the extent that we raise additional funds by issuing equity or equity-linked securities, our shareholders will experience dilution. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs. As a result, substantial doubt exists regarding our ability to continue as a going concern 12 months from the issuance of this Quarterly Report on Form 10-Q. Failure to secure the necessary financing in a timely manner and on favorable terms could have a material adverse effect on the Company’s strategy and value and could require the delay of product development and clinical trial plans.

Summary of Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2026 and 2025, respectively:

	Six Months Ended
	June 30,
	2026	2025

	(Unaudited)
Statement of Cash Flows Data:
Net cash (used in) provided by:
Operating activities	$(8,198,274)	$(8,708,672)
Financing activities	11,291,348	7,252,245
Increase in cash	$3,093,074	$(1,456,427)

Cash Flows for the six months ended June 30, 2026 and 2025

Operating Activities

For the six months ended June 30, 2026, net cash used in operations was $8.2 million and consisted of a net loss of $16.5 million offset by a net change in operating assets and liabilities of $0.5 million attributable to a decrease in prepaid expenses and other current assets of $0.6 million and an increase in accrued liabilities of $0.2 million offset by a decrease in accounts payable of $0.3 million further offset by non-cash items of $7.8 million attributable to the IPR&D impairment of $9.2 million, share-based compensation of $1.0 million and reduction in the carrying amount of right-of-use asset and loss on foreign exchange of $0.1 million offset by a deferred tax benefit related to the IPR&D impairment of $2.5 million.

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

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2026 was $11.3 million and was attributable to gross proceeds from our concurrent registered direct and private placement offering in January 2026 of $12.5 million, net of placement fees and offering costs paid by us during the three months ended June 30, 2026 of $1.1 million and the payment of issuance costs associated with the equity distribution agreement that was terminated in January 2026 of $0.1 million.

Net cash provided by financing activities during the six months ended June 30, 2025 was $7.3 million and was attributable to cash proceeds from the Loan Agreement of $3.0 million and gross proceeds from our registered direct offering in March 2025 of $4.8 million, net of placement agent fees and offering costs paid by us during the three months ended March 2025 of $0.5 million.

Off-Balance Sheet Arrangements

As of June 30, 2026, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Discussion of Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the six months ended June 30, 2026, there were no significant changes to our critical accounting policies from those described in our annual financial statements for the year ended December 31, 2025, which we included in our 2025 Annual Report on Form 10-K.

Assessment of Indefinite-Lived Intangible Assets and Goodwill

The Company’s most recent impairment assessment, performed as of June 30, 2026, concluded that the certain IPR&D assets were impaired but that goodwill was not impaired. If the Company’s market capitalization continues to decline, the Company’s remaining IPR&D asset and goodwill may be at risk of future impairment. Events that could cause management to conclude that fair value has declined below carrying value, and that could result in a material impairment charge in a future period, include but are not limited to, (i) a sustained further decline in the Company’s stock price or market capitalization; (ii) adverse changes in macroeconomic or capital-market conditions; (iii) unfavorable results; (iv) delays in, or failure to obtain, regulatory approval from the U.S. Food and Drug Administration; and (v) the emergence of competitive therapies or changes in the standard of care for chemotherapy-induced neuropathic pain. Should the market value of the Company’s common stock decline further, impairment charges may be recorded in future periods.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the six months ended June 30, 2026, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description

3.1

Certificate of Amendment of Certificate of Incorporation of Dogwood Therapeutics, Inc. (incorporated by reference herein from Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 17, 2026).

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: August 14, 2026

DOGWOOD THERAPEUTICS, INC.

By:	/s/ Greg Duncan
Name:	Greg Duncan
Title:	Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Angela Walsh
Name:	Angela Walsh
Title:	Chief Financial Officer, Corporate Secretary and Treasurer
(Principal Financial and Accounting Officer)