Form 10-Q
period 2026-09-30
Dogwood Therapeutics, Inc.
filed 2026-11-06
CIK 1818844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 3, 2026, there were 38,227,913 shares of the registrant’s common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

DOGWOOD THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,948,266	$6,524,744
Prepaid expenses and other current assets	1,096,585	1,906,462
Total current assets	6,044,851	8,431,206
Property and equipment, net	12,320	12,754
Right-of-use assets	116,543	163,140
Prepaid expenses, long-term	18,390	19,037
Goodwill	11,979,823	12,401,118
Intangible assets	57,436,292	68,985,026
Deferred issuance costs	—	158,956
Total assets	$75,608,219	$90,171,237
Liabilities, Series A Non-Voting Convertible Preferred Stock, and Stockholders' equity
Current liabilities:
Accounts payable	$169,770	$760,945
Accrued expenses	1,935,878	2,241,417
Deferred sublease income	9,405	—
Lease liability, current portion	59,082	56,841
Total current liabilities	2,174,135	3,059,203
Deferred sublease income, long-term	28,214	—
Lease liability, long-term portion	58,868	105,763
Deferred tax liability	9,213,783	12,109,404
Total liabilities	11,475,000	15,274,370
Commitments and contingencies (Note 13)
Series A Non-Voting Convertible Preferred Stock, $0.0001 par value; 2,104 shares authorized, no shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Stockholders' equity:
Common stock, $0.0001 par value; 195,000,000 shares authorized; 34,137,271 and 34,129,553 shares issued and outstanding at September 30, 2026, respectively; and 43,000,000 shares authorized; 29,751,234 and 29,743,516 shares issued and outstanding at December 31, 2025, respectively	3,413	2,974
Series A Non-Voting Convertible Preferred Stock, $0.0001 par value; 166 shares authorized, no shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Series A-1 Non-Voting Convertible Preferred Stock, $0.0001 par value; 285 shares authorized, no shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Series A-2 Non-Voting Convertible Preferred Stock, $0.0001 par value; 190.0572 shares authorized, no shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Preferred stock, $0.0001 par value; 4,997,254 and 1,997,254 shares authorized; no shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	196,804,626	183,856,376
Accumulated deficit	(129,475,481)	(108,076,316)
Accumulated other comprehensive loss	(2,900,211)	(587,039)
	64,432,347	75,195,995
Less: Treasury stock, 7,718 shares of common stock at cost	(299,128)	(299,128)
Total stockholders' equity	64,133,219	74,896,867
Total liabilities, Series A Non-Voting Convertible Preferred Stock and Stockholders' equity	$75,608,219	$90,171,237

See accompanying notes to the condensed consolidated financial statements.

DOGWOOD THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Revenue
Licensing revenue	$100,000	$—	$100,000	$—
Total revenue	100,000	—	100,000	—

Cost of goods sold
CVR Expense	88,104	—	88,104	—
Total cost of goods sold	88,104	—	88,104	—

Gross profit	11,896	—	11,896	—

Operating expenses:
Research and development	3,352,977	14,521,342	9,269,275	19,528,283
General and administrative expenses	1,576,219	1,287,783	5,608,915	4,633,883
IPR&D impairment	—	—	9,190,897	—
Total operating expenses	4,929,196	15,809,125	24,069,087	24,162,166

Loss from operations	(4,917,300)	(15,809,125)	(24,057,191)	(24,162,166)

Other income (expense):
Sublease income	27,241	—	64,138	—
Loss on debt conversion with related party	—	—	—	(6,134,120)
Interest income, net	42,035	80,582	185,734	44,871
Exchange loss, net	(35,757)	(17,509)	(72,186)	(36,251)
Total other income (expense)	33,519	63,073	177,686	(6,125,500)

Loss before income taxes	(4,883,781)	(15,746,052)	(23,879,505)	(30,287,666)
Deferred income tax benefit (expense)	839	1,436	2,480,340	(189,255)

Net loss	(4,882,942)	(15,744,616)	(21,399,165)	(30,476,921)
Accrual of paid-in-kind dividends on Series A Non-Voting Convertible Preferred Stock	—	—	—	(1,256,662)
Net loss attributable to common stockholders	$(4,882,942)	$(15,744,616)	$(21,399,165)	$(31,733,583)
Net loss per common share, basic and diluted	$(0.14)	$(8.20)	$(0.63)	$(18.02)
Weighted average number of shares outstanding – basic and diluted	34,129,553	1,919,433	33,936,760	1,761,237

Comprehensive loss
Net loss	$(4,882,942)	$(15,744,616)	$(21,399,165)	$(30,476,921)
Foreign currency translation adjustment	91,600	(1,368,846)	(2,313,172)	2,226,852
Comprehensive loss	$(4,791,342)	$(17,113,462)	$(23,712,337)	$(28,250,069)

See accompanying notes to the condensed consolidated financial statements.

DOGWOOD THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SERIES A NON-VOTING CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A Non-Voting		Series A Non-Voting		Series A-1 Non-Voting		Series A-2 Non-Voting						Accumulated Other		Total
	Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional	Accumulated	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Paid-In Capital	Deficit	Loss	Stock	Equity
Balance, December 31, 2025	—	$—	—	$—	—	$—	—	$—	29,743,516	$2,974	$183,856,376	$(108,076,316)	$(587,039)	$(299,128)	$74,896,867
Proceeds from issuance of common stock, net of fees	—	—	—	—	—	—	—	—	2,338,948	234	11,397,225	—	—	—	11,397,459
Proceeds from issuance of prefunded warrants	—	—	—	—	—	—	—	—	1,319,089	132	—	—	—	—	132
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	449,419	—	—	—	449,419
Net loss	—	—	—	—	—	—	—	—	—	—	—	(4,986,614)	—	—	(4,986,614)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(1,133,911)	—	(1,133,911)
Balance, March 31, 2026	—	$—	—	$—	—	$—	—	$—	33,401,553	$3,340	$195,703,020	$(113,062,930)	$(1,720,950)	$(299,128)	$80,623,352
Exercise of Warrants	—	—	—	—	—	—	—	—	228,000	23	—	—	—	—	23
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	543,203	—	—	—	543,203
Net Loss	—	—	—	—	—	—	—	—	—	—	—	(11,529,609)	—	—	(11,529,609)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(1,270,861)	—	(1,270,861)
Balance, June 30, 2026	—	$—	—	$—	—	$—	—	$—	33,629,553	$3,363	$196,246,223	$(124,592,539)	$(2,991,811)	$(299,128)	$68,366,108
Exercise of Warrants	—	—	—	—	—	—	—	—	500,000	50	—	—	—	—	50
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	558,403	—	—	—	558,403
Net Loss	—	—	—	—	—	—	—	—	—	—	—	(4,882,942)	—	—	(4,882,942)
Translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	91,600	—	91,600
Balance - September 30, 2026	—	$—	—	$—	—	$—	—	$—	34,129,553	$3,413	$196,804,626	$(129,475,481)	$(2,900,211)	$(299,128)	$64,133,219

DOGWOOD THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SERIES A NON-VOTING CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A Non-Voting		Series A Non-Voting		Series A-1 Non-Voting		Series A-2 Non-Voting						Accumulated Other		Total
	Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional	Accumulated	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Par	Paid-In Capital	Deficit	Loss	Stock	Equity
Balance, December 31, 2024	2,213.8044	$74,405,362	—	$—	—	$—	—	$—	1,332,178	$133	$67,856,589	$(73,818,946)	$(3,862,987)	$(299,128)	$(10,124,339)
Conversion of loan payable plus interest into Series A-1 Non-Voting Convertible Preferred Stock	—	—	—	—	284.2638	24,994,461	—	—	—	—	—	—	—	—	24,994,461
Proceeds from registered direct offering of common stock, net of offering costs	—	—	—	—	—	—	—	—	578,950	58	4,252,735	—	—	—	4,252,793
Accrual of paid-in kind dividends on Series A Non-Voting Convertible Preferred Stock	—	1,256,662	—	—	—	—	—	—	—	—	(1,256,662)	—	—	—	(1,256,662)
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	84,474	—	—	—	84,474
Net loss	—	—	—	—	—	—	—	—	—	—	—	(10,924,952)	—	—	(10,924,952)
Foreign currency translation adjustment	—	—			—	—			—	—	—	—	61,156	—	61,156
Balance, March 31, 2025	2,213.8044	$75,662,024	—	$—	284.2638	$24,994,461	—	$—	1,911,128	$191	$70,937,136	$(84,743,898)	$(3,801,831)	$(299,128)	$7,086,931
Issuance of paid-in-kind dividends on Series A Non-Voting Convertible Preferred Stock	55.3450	—	—	—	—	—	—	—	—	—	—	—	—	—	-
Additional fees associated with issuance of common stock	—	—	—	—	—	—	—	—	—	—	(548)	—	—	—	(548)
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	65,027	—	—	—	65,027
Net loss	—	—	—	—	—	—	—	—	—	—	—	(3,807,353)	—	—	(3,807,353)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	3,534,542	—	3,534,542
Balance, June 30, 2025	2,269.1494	$75,662,024	—	$—	284.2638	$24,994,461	—	$—	1,911,128	$191	$71,001,615	$(88,551,251)	$(267,289)	$(299,128)	$6,878,599
Issuance of stock in connection with the License Agreement with Serpin	—	—	—	—	—	—	179.1878	9,240,328	382,034	38	2,108,790	—	—	—	11,349,156
License Agreement transaction costs paid through the issuance of stock	—	—	—	—	—	—	10.8694	560,511	—	—	—	—	—	—	560,511
Tungsten waiver of Series A Non-voting Convertible Preferred Stock	(16.0000)	(533,500)	16.0000	533,500	—	—	—	—	—	—	—	—	—	—	533,500
Sealbond waiver of Series A Non-voting Convertible Preferred Stock	(150.0000)	(5,001,567)	150.0000	5,001,567	—	—	—	—	—	—	—	—	—	—	5,001,567
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	48,281	—	—	—	48,281
Net loss	—	—	—	—	—	—	—	—	—	—	—	(15,744,616)	—	—	(15,744,616)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(1,368,846)	—	(1,368,846)
Balance, September 30, 2025	2,103.1494	$70,126,957	166.0000	$5,535,067	284.2638	$24,994,461	190.0572	$9,800,839	2,293,162	$229	$73,158,686	$(104,295,867)	$(1,636,135)	$(299,128)	$7,258,152

See accompanying notes to the condensed consolidated financial statements.

DOGWOOD THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(21,399,165)	$(30,476,921)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on foreign exchange	72,186	16,953
Amortization of loan costs	—	52,373
Depreciation	—	2,063
Reduction in carrying amount of right-of-use asset	50,030	49,553
Loss on debt conversion with related party	—	6,134,120
Acquisition of license for research and development	—	12,030,667
Deferred tax (benefit) expense	(2,480,340)	189,255
IPR&D impairment	9,190,897	—
Share-based compensation expense	1,551,025	197,782
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	968,527	168,873
Decrease in accounts payable	(572,035)	(651,572)
(Decrease) increase in accrued expenses and other liabilities	(215,768)	305,390
Net cash used in operating activities	(12,834,643)	(11,981,464)
Cash flows from financing activities
Proceeds from registered direct offering of common stock, net of offering costs	11,397,459	4,252,245
Proceeds from the exercise of prefunded warrants	205	—
Payment of issuance costs	(106,266)	—
Proceeds from loan with related party	—	3,000,000
Net cash provided by financing activities	11,291,398	7,252,245
Net decrease in cash	(1,543,245)	(4,729,219)
Cash, beginning of period	6,524,744	14,847,949
Effect of foreign currency translation on cash	(33,233)	7,980
Cash, end of period	$4,948,266	$10,126,710

Supplemental disclosure of non-cash financing and investing activities:
Legal costs related to the License Agreement included in accrued expenses	$—	$121,000
Conversion of debt with related party into Series A-1 Non-Voting Convertible Preferred Stock	$—	$19,500,000
Conversion of accrued interest on debt with related party into Series A-1 Non-Voting Convertible Preferred Stock	$—	$426,891
Conversion of Series A Non-Voting Convertible Preferred Stock from temporary equity to permanent equity	$—	$5,535,067
Accrual of paid-in-kind dividends on Series A Non-Voting Convertible Preferred Stock	$—	$1,256,662
Preferred stock issued in connection with License Agreement	$—	$9,800,839
Common stock issued in connection with License Agreement	$—	$2,108,828

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

The Company operates in one segment and is a development-stage biopharmaceutical company focused on developing first-in-class, non-opioid medicines to treat pain and neuropathic disorders. The Company’s drug candidates include Halneuron® and SP16. Halneuron® is a voltage gated sodium channel inhibitor (NaV 1.7 modulation) presently in Phase 2b development to treat the chronic pain resulting from cancer chemotherapy (“CINP”), with potential to expand into non-neuropathic cancer pain and acute post-surgical pain. Halneuron® has demonstrated effectiveness in reducing both cancer related pain, as well as CINP in prior phase 2 clinical studies. The Halneuron® Phase 2b CINP study (“HAL-CINP-203”) commenced in the first quarter of 2025. Interim data from HAL-CINP-203 analysis was released in December 2025 and top-line results are expected in November of 2026. SP16 is a proprietary peptide drug that exhibits immunomodulatory and anti-inflammatory properties and is expected to enter Phase 1b development to treat peripheral neuropathy resulting from cancer chemotherapy (“CIPN”) in the coming months. The neurotrophic effects of SP16 as demonstrated in preclinical research shows potential neuroprotective effects by activating neurite survival and growth in the presence of paclitaxel, highlighting potential to preserve a patient’s full chemotherapy regimen.

Going Concern

Since its founding, the Company has been engaged in research and development activities, as well as organizational activities, including raising capital. The Company has not generated any product revenue from  its therapeutic development activities to date. As such, the Company is subject to all of the risks associated with any development-stage biotechnology company that has substantial expenditures for research and development. Since inception, the Company has incurred losses and negative cash flows from operating activities. The Company has funded its losses primarily through issuance of members’ interests, convertible debt instruments and issuance of equity securities. For the three and nine months ended September 30, 2026 and 2025, the Company incurred net losses of $4,882,942 and $21,399,165, respectively, and $15,744,616 and $30,476,921, respectively, and had net cash outflows used in operating activities for the nine months ended September 30, 2026 and 2025 of $12,834,643 and $11,981,464, respectively. As of September 30, 2026, the Company had an accumulated deficit of $129,475,481 and is expected to incur losses in the future as it continues its development activities.

As of the issuance date of these condensed consolidated financial statements, the Company’s cash is not sufficient to fund operating expenses and capital requirements for at least the next 12 months. Dogwood will need to secure additional financing to fund its ongoing clinical trials and operations beyond the first quarter of 2027 to continue to execute its strategy. Management plans to explore various dilutive and non-dilutive sources of funding, including equity financings, debt financings, collaboration and licensing arrangements or other financing alternatives. There is no assurance that such financings will be available when needed or on acceptable terms. Accordingly, there is substantial doubt about the Company’s ability to operate as a going concern within one year after the issuance date of these condensed consolidated financial statements. The condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to reflect this uncertainty.

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

Use of Estimates

The preparation of these interim condensed consolidated financial statements and accompanying notes in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The Company's significant estimates and assumptions include estimated work performed but not yet billed by contract manufacturers, engineers and research organizations, the valuation of equity and stock-based related instruments, the valuation allowance related to deferred taxes, the estimated fair value of the net assets acquired in connection with the business combination of Pharmagesic, including impairment of In-Process Research and Development and discount for lack of marketability, the estimated fair value of the contingent value rights (“CVRs”) given to common stockholders at the time of the business combination and subsequent reporting period assessments until the adoption of ASU 2025-07 discussed below, impairment considerations of intangible assets, the fair value of the preferred stock modification, and the fair value of the consideration provided in connection with the license agreement with Serpin Pharma. In addition, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. Some of these judgments can be subjective and complex, and, consequently, actual results could differ from those estimates. Although the Company believes that its estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue from its contracts with customers under Financial Accounting Standards Board ASC 606, Revenue from Contracts with Customers. The Company’s revenue arrangements include license agreements where the Company is licensing product candidates to third parties for further development and commercialization. The Company’s license agreements include certain milestone payments as well as royalties based on future product sales. In determining the amount of revenue to be recognized under these agreements, the Company performs the following steps: (i) identifies the promised goods and services to be transferred in the contract, (ii) identifies the performance obligations, (iii) determines the transaction price, (iv) allocates the transaction price to the performance obligations and (v) recognizes revenue as the performance obligations are satisfied.

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

To date, the Company has not generated any product revenue from its therapeutic development activities. During the three and nine months ended September 30, 2026, the Company recognized $100,000 of licensing revenue and cost of goods sold of $88,104 related to the out licensing of its IMC-1 and IMC-2 assets which are not related to the Company’s current primary therapeutic development activities. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as it advances product candidates through all stages of development and clinical trials and, ultimately, seeks regulatory approval. As such, the CODM uses cash forecast models in deciding how to invest into the segment. Such cash forecast models are reviewed to assess the entity-wide operating results and performance. Net loss is used to monitor budget versus actual results. Monitoring budget versus actual results is used in assessing performance of the segment and in establishing management’s compensation, along with cash forecast models.

Management considered whether the licensing arrangement represented a separate operating segment under ASC 280. Because the licensing activity does not constitute a separate business component for which discrete financial information is regularly available (not probable or predictable until received) and reviewed by the CODM and resource allocation decisions continue to be made on an entity-wide basis, management concluded that the Company continues to have a single operating and reportable segment as of September 30, 2026.

The table below summarizes the significant expense categories regularly reviewed by the CODM for three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue
Licensing revenue	$100,000	$—	$100,000	$—
Total revenue	100,000	—	100,000	—
Cost of goods sold
CVR Expense	88,104	—	88,104	—
Total cost of goods sold	88,104	—	88,104	—
Gross profit	11,896	—	11,896	—
Operating expenses:
Acquired in-process research and development	$—	$12,030,667	$—	$12,030,667
Clinical	2,370,512	1,849,009	6,481,927	5,296,325
Chemical, manufacturing and controls	546,247	303,144	1,317,103	997,181
Research and preclinical	2,594	20,344	(2,309)	52,572
Regulatory	8,308	10,092	27,633	37,378
Other research and development costs	425,316	308,086	1,444,921	1,114,160
Total research and development	3,352,977	14,521,342	9,269,275	19,528,283
General and administrative expenses	1,576,219	1,287,783	5,608,915	4,633,883
IPR&D impairment	—	—	9,190,897	—
Total operating expenses	$4,929,196	$15,809,125	$24,069,087	$24,162,166
Loss from operations	(4,917,300)	(15,809,125)	(24,057,191)	(24,162,166)
Sublease income	27,241	—	64,138	—
Loss on debt conversion with related party	—	—	—	(6,134,120)
Interest income, net	42,035	80,582	185,734	44,871
Exchange loss, net	(35,757)	(17,509)	(72,186)	(36,251)
Net loss before income taxes	$(4,883,781)	$(15,746,052)	$(23,879,505)	$(30,287,666)

Concentrations of Credit Risk

Cash and cash equivalents are potentially subject to concentrations of credit risk. The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash and cash equivalents are held.

Fair Value Measurements

The fair value of the Company’s interim condensed consolidated financial instruments is determined and disclosed in accordance with the three-tier fair value hierarchy specified in ASC Topic 820, Fair Value Measurements. The Company is required to disclose the estimated fair value of its consolidated financial instruments. As of September 30, 2026 and December 31, 2025, the Company’s consolidated financial instruments included cash, miscellaneous receivables, accounts payable, and accrued expenses which all approximate their fair values. The Company determined that the fair value of the CVRs was immaterial on the date of issuance and December 31, 2025. See further discussion below under Recently Adopted Accounting Standards for current treatment of the CVRs. See also Notes 3, 6, 9, and 11 below.

Business Combinations

The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. If the screen is not met, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs, which would meet the requirements of a business. If determined to be a business combination, the Company accounts for the transaction under the acquisition method of accounting as indicated in ASU 2017-01, Business Combinations (ASC 805), which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed, and any non-controlling interest in the acquiree and establishes the acquisition date as the fair value measurement point. Accordingly, the Company recognizes assets acquired and liabilities assumed in business combinations based on the fair value estimates as of the date of acquisition. In accordance with ASC 805, Business Combinations, the Company recognizes and measures goodwill as of the acquisition date, as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired. If determined to be an asset acquisition, the Company accounts for the transaction in accordance with ASC 805, Business Combinations, and ASC Subtopic 730-10, Research and Development. If the assets acquired are in-process research and development assets that are to be used in a particular research and development project and have no alternative future use, under ASC Subtopic 730-10, Research and Development, these costs along with direct transaction costs are expensed immediately.

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

Intangible assets with indefinite useful lives, including IPR&D, are tested for impairment whenever events or changes in circumstances indicate that the asset may be impaired and, at a minimum, annually. An entity may first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, based on the qualitative assessment, the entity concludes that it is not more likely than not that the asset is impaired, no further testing is required.

The impairment test for indefinite-lived intangible assets consists of comparing the asset's fair value with its carrying amount. If the carrying amount exceeds fair value, an impairment loss is recognized for the amount of the excess. In evaluating whether an indefinite-lived intangible asset may be impaired, the Company considers various factors, including recent clinical data, expected growth rates, the cost of equity and debt capital, general economic conditions, industry outlook and market performance, and historical and forecasted financial results.

The Company performs its annual impairment assessment of indefinite-lived intangible assets, including IPR&D, on October 1 of each year and more frequently if events or changes in circumstances indicate that the asset may be impaired. The impairment test consists of a comparison of the asset's estimated fair value to its carrying value. If the carrying value exceeds the estimated fair value, the Company records an impairment charge equal to the excess.

The Company estimates the fair value of its IPR&D assets using a discounted cash flow methodology, which requires management to make significant estimates and assumptions, including the timing and costs required to complete development activities, the probability and timing of regulatory approval, future revenues and operating cash flows from the underlying asset, and the selection of an appropriate discount rate. Changes in these estimates and assumptions could have a material impact on the determination of fair value and the amount of any impairment charge.

During the first and second quarters of 2026, the Company's market capitalization declined below its stockholders' equity, which management determined represented an impairment indicator. Accordingly, the Company performed an interim impairment assessment of its indefinite-lived intangible assets as of June 30, 2026. Based on the results of that assessment, the Company concluded that the carrying value of the IPR&D asset related to CINP exceeded its estimated fair value and recognized a net non-cash impairment charge of $6.7 million during the three months ended June 30, 2026. The impairment consisted of a $9.2 million non-cash charge that was partially offset by a $2.5 million reduction in the related deferred tax liability. The impairment charge had no impact on the Company's liquidity, cash flows, or cash runway.

As of September 30, 2026, the Company's market capitalization remained below its stockholders' equity and management therefore performed an additional interim impairment assessment of its indefinite-lived intangible assets. The Company performed sensitivity analyses around certain key assumptions used in its fair value estimate of the IPR&D asset. Because the Company determined that the decline in its stock price during the third quarter of 2026 was influenced by market volatility and may not have been indicative of a sustained decrease in enterprise value, management evaluated market capitalization using various averaging periods, including 30-day, 60-day and 90-day average closing stock prices. The Company also evaluated the sensitivity of the estimated fair value to changes in the discount rate and the control premium utilized in reconciling enterprise value to fair value. Based on the results of that assessment, including updated projected cash flows for the underlying asset and consideration of the volatility in the Company's stock price during the third quarter of 2026, management concluded that the estimated fair value of the cancer related pain (“CRP”) IPR&D asset exceeded its carrying value as of September 30, 2026. Accordingly, no additional impairment charge was recognized during the three months ended September 30, 2026.

Notwithstanding the results of the September 30, 2026 impairment assessment, the IPR&D asset remains subject to significant estimation uncertainty. The Company expects to report clinical results from its CINP program during the fourth quarter of 2026. These clinical results are expected to provide important information regarding the future development and commercialization prospects of the IPR&D asset and may significantly impact management's estimates of future cash flows and fair value. Positive clinical results could support the recoverability of the IPR&D asset's carrying value, while unfavorable clinical results could result in a decline in estimated fair value and may require the Company to recognize an additional impairment charge in future periods.

Accordingly, the IPR&D asset remains at risk of future impairment. Events and circumstances that could result in a future impairment charge include, but are not limited to, (i) a sustained decline in the Company's stock price or market capitalization, including declines in average market capitalization measures over extended periods; (ii) increases in discount rates resulting from changes in market conditions, interest rates or company-specific risk factors; (iii) changes in assumptions regarding control premiums or other valuation inputs; (iv) adverse clinical trial results, including the anticipated fourth-quarter 2026 CINP data readout; (v) delays in, or failure to obtain, regulatory approval; (vi) unfavorable changes in projected cash flows, development costs or commercialization assumptions; and (vii) the emergence of competing therapies or changes in the standard of care for chemotherapy-induced neuropathic pain. If one or more of these events occur, the Company could be required to recognize additional material non-cash impairment charges in future periods.

No impairment of indefinite-lived intangible assets was recognized during the year ended December 31, 2025.

Goodwill

Goodwill represents the excess of the purchase consideration transferred over the fair value of the net assets acquired in business combinations accounted for under the acquisition method of accounting. The Company's acquired intangible assets primarily consisted of IPR&D, which was recorded as an indefinite-lived intangible asset on the accompanying condensed consolidated balance sheet. A deferred tax liability was recognized for the difference between the fair value of the acquired IPR&D and its tax basis, with a corresponding amount recognized as goodwill.

Goodwill is not amortized but is tested at the reporting unit level annually on October 1 and between annual tests whenever events or changes in circumstances indicate that the carrying amount of a reporting unit may exceed its fair value. The Company may first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, no further testing is required.

During the first and second quarter of 2026, the Company's market capitalization declined below its stockholders' equity, which management determined represented a triggering event. As a result, the Company performed a quantitative goodwill impairment assessment as of June 30, 2026. The Company estimated the fair value of its reporting unit using a combination of income and market approaches, including the application of an estimated control premium. Based on the results of this assessment, the Company concluded that the fair value of the reporting unit exceeded its carrying amount and, accordingly, no goodwill impairment was recognized.

As of September 30, 2026, the Company's market capitalization remained below its stockholders' equity. Management therefore considered whether additional indicators of impairment existed and evaluated the carrying value of the reporting unit. Based on this evaluation, including consideration of the volatility in the Company's stock price during the third quarter of 2026 and the results of its updated fair value analyses, management concluded that the fair value of the reporting unit continued to exceed its carrying amount. Accordingly, no goodwill impairment was recognized during the three or nine months ended September 30, 2026.

Although management concluded that the fair value of the reporting unit exceeded its carrying amount as of September 30, 2026, the excess has declined since the Company's most recent annual impairment assessment. As a result, goodwill remains at risk of future impairment. The fair value estimate is sensitive to changes in key assumptions, including projected cash flows, forecasted revenues, the timing and probability of regulatory approvals, expected development costs, and discount rates. A sustained decline in the Company's stock price or market capitalization, unfavorable changes in clinical or regulatory expectations, adverse changes in market conditions, or reductions in projected cash flows could materially reduce the estimated fair value of the reporting unit. If actual results differ from management's estimates or if market conditions deteriorate, the Company could be required to recognize a material non-cash goodwill impairment charge in future periods.

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

As of September 30, 2026 and December 31, 2025, the Company’s operating lease ROU assets and corresponding short-term and long-term lease liabilities primarily relate to the operating lease for an office in Vancouver, British Columbia, that was acquired as part of the Combination with Pharmagesic. The office lease expires on August 31, 2028.

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and in accordance with the Financial Accounting Standards

Board (“FASB”) ASC 480 and ASC 815 “Derivatives and Hedging” ("ASC 815"). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance.

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

Basic and Diluted Net Loss per Share

Basic net loss per common share (“EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding during the period including shares issuable for little to no consideration upon the exercise of certain equity-classified warrants. Diluted EPS reflects potential dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if all potential common shares had been issued and were dilutive. However, potentially dilutive securities are excluded from the computation of diluted EPS to the extent that their effect is anti-dilutive. For the three and nine months ended September 30, 2026 and 2025, the Company had options to purchase 1,857,927 and 188,130 shares of Common Stock, respectively, warrants to purchase 4,386,892 and 7,755 shares of Common Stock, respectively, and preferred shares which may convert into none and 27,434,704 shares, of Common Stock, respectively, outstanding that were anti-dilutive.

Recently Adopted Accounting Standards

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. ASU 2025-07 refines the scope of derivative accounting under Topic 815 for certain non-exchange-traded arrangements whose settlement is based on the operations or activities of one of the parties to the contract. The ASU also clarifies the accounting for certain share-based noncash consideration received from a customer under Topic 606. The amendments in ASU 2025-07 are effective for annual periods beginning after December 15, 2026, and interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. The Company early adopted ASU 2025-07 as of April 1, 2026, on a modified retrospective basis. In October 2024, the Company issued CVRs to its shareholders that entitle holders to receive a portion of future cash proceeds, if any, related to the licensing of certain assets. In April 2026, the Company entered into a license agreement related to the underlying assets (the PRIDCor License Agreement). The Company has determined that each of the contingent payment streams under that agreement, if and when received, would constitute a Milestone Payment under the CVR Agreement, with 87.75% of any gross amount received payable to CVR Holders. Cash payments under the license agreement remain contingent upon future events specific to the agreement and the underlying receipts are not yet probable and reasonably estimable; accordingly, no CVR liability has been accrued. The adoption of ASU 2025-07 as of April 1, 2026 did not have a material impact on the Company’s condensed consolidated financial statements, as the Company had no derivative liabilities recognized at adoption. The Company concluded that as a result of the adoption of ASU 2025-07, the CVRs are no longer in the scope of ASC 815 and instead should be accounted for as potential liabilities under ASC 450.  During the three and nine months ended September 30, 2026, the Company received and recognized $100,000 in licensing revenue and a corresponding $88,104 in cost of goods sold related to the corresponding payment to the CVR Holders under the CVR Agreement and Rights Agent expenses. See Note 6 and Note 11 for further discussion.

Recent Accounting Pronouncements

In April 2026, the FASB issued ASU 2026-01, Equity (Topic): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock, which provides guidance on the initial measurement of paid-in-kind ("PIK") dividends on equity-classified preferred stock. The amendments require an entity to initially measure PIK dividends using the dividend rate specified in the applicable preferred stock agreement and are intended to reduce diversity in practice. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the effect of adopting this standard on its consolidated financial statements and related disclosures. The Company does not currently have any outstanding equity-classified preferred stock instruments with paid-in-kind dividend features and, therefore, does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which improves disclosures about an entity’s expenses and addresses requests from investors for more detailed information about types of expenses including purchases of inventory, employee compensation, depreciation, amortization, and depletion, commonly presented in cost of sales, research and development and general and administrative expenses. In January 2025, the FASB issued ASU 2025-01 which revises the effective date of ASU 2024-03. Adoption of these new disclosure requirements is effective for public entities for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027 and early adoption is permitted.  The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

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

Subsequent Event

Subsequent to September 30, 2026, on October 19, 2026, the Company entered into a securities subscription agreement (the “Subscription Agreement”) with its largest shareholder, Sealbond Limited (“Sealbond”). Pursuant to the terms of the Subscription Agreement, the Company issued an aggregate of 4,098,360 shares of Common Stock at a price of $1.22 per share (the “October 2026 Offering”) for gross proceeds to the Company of approximately $5 million. No warrants or other derivative securities were included in the transaction. The transaction closed on October 26, 2026. In addition to the Subscription Agreement, the Company entered into a registration rights agreement with Sealbond, whereby the Company agreed to register the shares issued in the private placement within 15 days following the date of the registration agreement.

On October 30, 2026, the Company filed a Form S-3 Registration Statement for the resale of 4,098,360 shares of the Company's Common Stock for the Sealbond private placement. At the time of this filing, the registration statement had not been declared effective.

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

The Board of Directors of the Company (the “Board”) approved the Exchange Agreement and the related transactions, and the consummation of the Combination was not subject to approval of Company stockholders. Pursuant to the Exchange Agreement, the Company agreed to hold a stockholders’ meeting to submit certain matters to its stockholders for their consideration, including: (i) the approval of the conversion of shares of Series A Preferred Stock into shares of Common Stock in accordance with the rules of the Nasdaq Stock Market LLC (the “Conversion Proposal”) and (ii) the approval of a “change of control” under Nasdaq Listing Rules 5110 and 5635(b) (the “Change of Control Proposal”); and together with the Conversion Proposal, the “Meeting Proposals”). At a special meeting of stockholders on November 21, 2025, the Meeting Proposals were approved.

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

The Company recorded the assets acquired and liabilities assumed as of the date of the Combination based on the information available at that date and the fair value of IPR&D was capitalized as of the date of the Combination and accounted for as indefinite-lived intangible assets until completion or disposition of the assets or abandonment of the associated research and development efforts. Upon successful completion of the development efforts, the useful lives of the IPR&D assets will be determined based on the anticipated period of regulatory exclusivity and will be amortized within operating expenses. Until that time, the IPR&D assets will be subject to impairment testing and will not be amortized. During the nine months ended September 30, 2026, the Company recognized a full impairment of the IPR&D asset related to CINP as shown below due to the decline in the Company’s stock price during the period. The goodwill recorded, related to the acquisition, is the excess of the fair value of the consideration transferred by the acquirer over the fair value of the net identifiable assets acquired and liabilities assumed at the date of the Combination. The goodwill recorded is not deductible for tax purposes.

The following summarizes the Company’s intangible assets and goodwill acquired in connection with the Combination and their carrying value as of September 30, 2026 and December 31, 2025.

				Carrying Value			Carrying Value
				as of			as of
	Combination Date			December 31			September 30,
	Fair Value	Impairment	Translation Adj	2025	Impairment	Translation Adj	2026
Halneuron® for Cancer Related Pain	$59,900,000	$—	$(443,841)	$59,456,159	$—	$(2,019,867)	$57,436,292
Halneuron® for Chemotherapy Induced Neuropathic Pain	9,600,000	—	(71,133)	9,528,867	(9,190,897)	(337,970)	—
Total in-process research and development (IPR&D)	$69,500,000	$—	$(514,974)	$68,985,026	$(9,190,897)	$(2,357,837)	$57,436,292

Goodwill	$12,493,727	$—	$(92,609)	$12,401,118	$—	$(421,295)	$11,979,823

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

4	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2026	2025
Prepaid insurance	$130,072	$512,523
Prepaid clinical research costs	752,796	1,153,417
Prepaid franchise taxes	96,702	161,400
Prepaid professional fees	63,075	40,563
Prepaid services	32,452	32,289
Other miscellaneous current assets	21,488	6,270
	1,096,585	1,906,462
Long-term
Security deposit on leased premises	18,390	19,037
	$1,114,975	$1,925,499

5 Property and Equipment

Property and equipment consist of the following:

	September 30,	December 31,
	2026	2025
Office furniture and equipment	$12,320	$12,754
Less: Accumulated depreciation and amortization	—	—
Property and equipment, net	$12,320	$12,754

6License Agreements

PRIDCor License Agreement

On April 21, 2026, the Company entered into an Exclusive License Agreement (the “PRIDCor License Agreement”) for a global development and commercialization partnership with PRIDCor Therapeutics, LLC (“PRIDCor”), for the Company’s anti-viral candidates, IMC-1 and IMC-2. Under the PRIDCor License Agreement, PRIDCor will be fully responsible for financing and executing future development, commercialization and intellectual property maintenance for both IMC-1 and IMC-2. In exchange, the Company is entitled to a tiered royalty on net sales of up to 15% upon commercialization of IMC-1 or IMC-2, 10% of PRIDCor’s initial Series A financing and 9% of all other future capital raised by PRIDCor to advance IMC-1 or IMC-2, future PRIDCor partnership-related development and regulatory payments associated with IMC-1 or IMC-2, and Exit Consideration upon a PRIDCor change-of-control, asset sale, or initial public offering, capped at $100 million.

PRIDCor is responsible for all future development, regulatory sponsorship, patent maintenance and know-how for the licensed products. Further, the Company has no future obligation to continue the research and development, support further clinical trials or support marketing related to the licensed products. PRIDCor is receiving the license as it exists at the effective date, and the license is considered a point-in-time functional license under ASC 606. The license can be used by the customer immediately upon commencement of the license term and therefore revenue will be recognized at a point in time. In July 2026, PRIDCor broke escrow subject to the Series A Payment and Escrow Break Minimum of $1,000,000. As a result, for the three and nine months ended September 30, 2026, the Company recognized $100,000 in licensing revenue for its first payment under the PRIDCor License Agreement. The Company also recognized cost of goods sold of $88,104 related to the payment to the Rights Agent for distribution of $87,750 to the CVR Holders under the CVR Agreement and processing fees of $354. See Note 11 below.  As of September 30, 2026, the Company was not aware of any additional unconditional right to receive any cash proceeds under the PRIDCor License Agreement.  As all fees to be received under the PRIDCor License Agreement are contingent upon third-party actions (including FDA approval of IMC-1 and IMC-2), the Company concluded that no additional revenue should be recognized as of September 30, 2026, and no receivable or CVR liability was recorded.

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

7Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2026	2025
Accrued interest on preferred members’ interests and related party loan	$188,085	$188,085
Accrued compensation	691,191	745,080
Accrued clinical research costs	542,731	889,066
Accrued professional fees	489,268	360,733
Accrued director fees	16,104	32,209
Other miscellaneous accrued expenses	8,499	26,244
	$1,935,878	$2,241,417

8Leases

In connection with the Combination, the Company acquired a right-of-use asset which was revalued at the date of the Combination. Pharmagesic has obtained the right to control the use of office premises for a period of time through a lease arrangement. The lease arrangement was negotiated on an individual basis and contains a wide range of different terms and conditions including lease payments and remaining lease terms to August 31, 2028. The lease arrangement does not impose any covenants other than the security interests in the leased asset that is held by the lessor. The Company maintains a security deposit totaling $18,390 and $19,037 as of September 30, 2026 and December 31, 2025, respectively.

There were no additions or extensions to the right-of-use asset during the nine months ended September 30, 2026 and 2025. Total cash outflows for the lease for the three and nine months ended September 30, 2025 were included in net cash used in operating activities.

The following table presents the components of the lease costs included in general and administrative expenses in the statements of operations for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Component of lease cost	2026	2025	2026	2025
Operating lease cost	$16,505	$16,771	$50,030	$49,554
Variable lease cost	11,779	14,228	38,710	36,676
Total lease expense	$28,284	$30,999	$88,740	$86,230

Future minimum annual commitments under the operating leases are as follows:

Year ending December 31,
2026 (remaining)	$17,868
2027	65,933
2028	42,423
Total lease payments	$126,224
Less: amount representing interest	(8,274)
Present value of net minimum lease payments	$117,950
Less: current obligations	(59,082)
Long-term obligations under leases	$58,868

Other information related to this operating lease and the calculation of related right-of-use assets and operating lease liabilities consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities	$25,228	$26,283	$88,308	$89,443
Weighted-average remaining lease term (in years) - operating leases	1.9	2.9	1.9	2.9
Weighted-average discount rate - operating leases	7.82%	7.82%	7.82%	7.82%

In February 2026, Wex entered into a sublease agreement (the “Sublease”) with a Canadian company (the “Subtenant”) with respect to the Company’s office premises in Vancouver, British Columbia, consisting of 3,558 rentable square feet. The Sublease has a term commencing March 1, 2026 and expiring August 30, 2028, with basic rent of CAD 22.00 per square foot per annum plus the Subtenant’s proportionate share of operating costs and taxes estimated at CAD 20.86 per square foot for 2026. The Company remains the primary obligor under the head lease and has accounted for the arrangement as an operating sublease under ASC 842. The Company evaluated the two components of the lease and determined that the basic rent is fixed sublease income and will be recognized on a straight-line basis over the 30-month lease term. The reimbursement of operating costs and real estate taxes are considered variable sublease income as it does not depend on an index or rate and is subject to change each calendar year. The variable sublease income will be recognized in the period received which coincides with when the related costs are incurred. The variable sublease component is not included in the straight-line calculation and is not included in the maturity analysis of the future discounted lease payments.

Upon execution of the Sublease, the Subtenant delivered a deposit of approximately $48,800 (inclusive of goods and services tax and operating costs) representing the first month, thirteenth month and last three months of gross rent, operating costs and taxes, net of agent fees of three months’ total rent receivable of approximately $27,900. For the three and nine months ended September 30, 2026, the Company recognized sublease income of $27,241 and $64,138, respectively, which is included in other income in the condensed consolidated statements of operations. The portion of the deposit attributable to future non-consecutive rental periods has been recorded as deferred sublease income, of which $9,405 is classified as current (relating to the thirteenth month of the Sublease term) and $28,214 is classified as long-term (relating to the final three months of the Sublease term).

Future minimum Sublease income including base rent and operating expenses is as follows:

Year ending December 31,
2026 (remaining)	$26,871
2027	107,482
2028	71,655
Total future minimum sublease rental income	$206,008

9Promissory Note with Related Party

On October 7, 2024, in connection with the Exchange Agreement, the Company entered into a Loan Agreement (the “Loan Agreement”) with Conjoint Inc., a Delaware corporation (“Lender”) and an affiliate of CKLS. Pursuant to the Loan Agreement, Lender agreed to make a loan to the Company in the aggregate principal amount of $19,500,000, of which (i) $16,500,000 was disbursed on October 7, 2024 and (ii)

$3,000,000 was disbursed on February 18, 2025. Pursuant to the terms of the Loan Agreement, the proceeds were to be used for the purpose of (1) funding operations and (2) performing clinical and research & development activities related to Halneuron®. The Loan Agreement bore interest at the Secured Overnight Financing Rate (“SOFR”) plus 2.00%, that increases by 1.00% in the event of default that resets on an annual basis on October 1st. The Loan Agreement was payable in full with principal and accrued interest on October 7, 2027.  The promissory note was recorded net of issuance costs of $1,177,355.  The issuance costs were being amortized to interest expense using an effective interest rate of 7.82%.  For the three and nine months ended September 30, 2026, there was no recognition of interest expense or amortization of issuance costs. For the three and nine months ended September 30, 2025, the Company recognized interest expense of $0 and $197,437, respectively, and amortization of issuance costs of $0 and $52,373, respectively, in the accompanying condensed consolidated statement of operations and comprehensive loss.

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

The Pre-funded Warrants have an initial exercise price per share of $0.0001, subject to certain adjustments, and became exercisable on January 29, 2026 following the effectiveness of the Form S-3 discussed above. The Pre-funded Warrants do not expire and terminate when all of the Pre-funded Warrants are exercised. The Common Stock Warrants have an exercise price of $3.28 per share, became exercisable following the effective date of stockholder approval in March 2026, and expire five and one-half years following the initial exercise date.

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

Warrant Activity

A summary of the Common Stock Warrants is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(Years)
Outstanding at December 31, 2025	—	$—	—
Granted	4,386,037	3.28	5.50
Outstanding at September 30, 2026	4,386,037	$3.28	4.95
Exercisable at September 30, 2026	4,386,037	$3.28	4.95

As of September 30, 2026, the aggregate intrinsic value of the Common Stock Warrants outstanding was $0.

During the nine months ended September 30, 2026, the Company received notification and payment for the exercise of 2,047,089 Pre-funded Warrants at an exercise price of $0.0001 per share and the Company issued 2,047,089 shares of Common Stock. As of September 30, 2026, no Pre-funded Warrants remain outstanding.

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

Preferred Stock

The restated certificate of incorporation, as amended in June 2026, of the Company permits its Board of Directors to issue up to 5,000,000 shares of preferred stock, par value of $0.0001 per share, in one or more series, to designate the number of shares constituting such series, and fix by resolution, the powers, privileges, preferences and relative, option or special rights thereof, including liquidation preferences and dividends, and conversion and redemption rights of each such series. As of September 30, 2026 and December 31, 2025, after giving effect to the designation of Series A Preferred Stock, Series A-1 Preferred Stock and Series A-2 Preferred Stock discussed below, the Company had 4,997,254 and 1,997,254 authorized and remaining to be issued shares of preferred stock, respectively.

Series A Preferred Stock

In October 2024, the Board of Directors designated 2,270 of the then authorized 2,000,000 shares of preferred stock to be Series A Preferred Stock. As of September 30, 2026 and December 31, 2025, the Company had 2,270 shares authorized and zero issued and outstanding shares of Series A Preferred Stock.

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

As noted in Note 6 above, the Company entered into the PRIDCor License Agreement in April 2026. The Company has determined that each of the payment streams under the PRIDCor License Agreement, if and when received, would constitute a Milestone Payment under the CVR Agreement, with the result that 87.75% of any gross amount received would become payable to CVR Holders and the Company would retain the remaining 12.25%. As no amounts under the PRIDCor License Agreement are due as of September 30, 2026, no CVR payments are due as of September 30, 2026.  Accordingly, no liability has been recognized related to the CVRs as of September 30, 2026. See also Note 6 above.

Series A-1 Preferred Stock

In March 2025, the Board of Directors designated 285 shares of the then authorized 2,000,000 shares of preferred stock to be Series A-1 Preferred Stock. As of September 30, 2026 and December 31, 2025 the Company had 285 shares authorized and no shares issued and outstanding of Series A-1 Preferred Stock.

Following stockholder approval at a special meeting of stockholders held on November 21, 2025, each share of Series A-1 Preferred Stock automatically converted into 10,000 shares of Common Stock. The conversion was treated as an exchange of securities by an investor with the conversion completed at the carrying amount of the Series A-1 Preferred Stock.

Series A-2 Preferred Stock

In September 2025, the Board of Directors designated 190.0572 shares of the then authorized 2,000,000 shares of preferred stock to be Series A-2 Preferred Stock. As of September 30, 2026 and December 31, 2025, the Company had 190.0572 shares authorized and no issued and outstanding shares of Series A-2 Preferred Stock.

On September 29, 2025, in consideration of the Licensing Agreement with Serpin, pursuant to which Serpin granted the Company a royalty-free, sublicensable global license to develop Serpin Pharma’s intravenous formulation of SP16, the Company issued (i) 191,017 shares of Common Stock, par value $0.0001 per share and 89.5939 shares of Series A-2 Preferred Stock, par value $0.0001 per share to Serpin Pharma and (ii) 191,017 shares of Common Stock and 89.5939 shares of Series A-2 Preferred Stock to Rejuvenation, as further described under “Serpin Equity Issuance and Registration Rights Agreement” below.

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

The January 2026 Offerings closed on January 13, 2026. Upfront gross proceeds from the January 2026 Offerings were approximately $12.5 million, before deducting placement agent fees and offering expenses payable by the Company. The Company may receive up to approximately $14.4 million in additional gross proceeds if the Common Stock Warrants are exercised in full for cash, which exercise is at the election of the holders. The Company intends to use the net proceeds from the January 2026 Offerings to further advance the clinical development of Halneuron® and for working capital and general corporate purposes.

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

12Related Parties

The Company uses Gendreau Consulting, LLC, a consulting firm (“Gendreau”), for drug development, clinical trial design and planning, implementation and execution of contracted activities with the clinical research organization. Gendreau’s managing member is the Company’s Chief Medical Officer (“CMO”). From time to time, the Company contracts the services of the CMO’s spouse through Gendreau to perform certain activities in connection with the Company’s ongoing clinical development of its product candidates.  In the past, the Company has contracted the CMO’s spouse to serve as the Company’s Medical Monitor.  Currently, the Company has contracted the services of the CMO’s spouse to serve as the Company’s Chief Safety Officer for the HALT-CINP-203 clinical trial. In addition, the Company has contracted the services of the CMO’s daughter to serve as an assistant for various clinical site related activities. During the three and nine months ended September 30, 2026 and 2025, the Company paid Gendreau $85,105 and $228,262, respectively and $76,915 and $317,492, respectively, and had accrued liabilities of $38,172 to Gendreau as of September 30, 2026 and had accounts payable to Gendreau of $14,335 as of December 31, 2025.

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

On November 21, 2025, the stockholders of the Company approved the Second Amended and Restated 2020 Equity Incentive Plan (the “Plan”), which amends and restates the Prior Plan, to further increase the total number of shares of Common Stock reserved for issuance under the Plan to 2,972,787 total shares. On November 21, 2025, the stockholders of the Company also approved a further amendment to the Plan which re-established annual individual limits as discussed below. As of September 30, 2026 and December 31, 2025,  1,126,560 and 1,867,209 shares, respectively, were available for future grants.

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

The table below sets forth the outstanding options to purchase shares of Common Stock under the Plan:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(Years)
Outstanding at December 31, 2025	1,105,578	$12.80	9.64
Granted	741,500	2.66	—
Forfeited or expired	(851)	98.80	—
Outstanding at September 30, 2026	1,846,227	$8.66	9.13
Exercisable at September 30, 2026	125,596	$64.26	6.83

During the nine months ended September 30, 2026, the Company granted certain individuals options to purchase 741,500 shares of the Company’s Common Stock with an average exercise price of $2.657 per share, contractual terms of 10 years and vesting periods ranging from 100% after one year to 33.333% after one year and the remaining 66.667% in 24 equal monthly installments, thereafter. The options had an aggregate grant date fair value of $1,590,936 that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model included: (1) discount rates ranging from 3.82% to 4.24% based on the daily par yield curve rates for U.S. Treasury obligations, (2) expected life of 5.5 to 6.0 years based on the simplified method (vesting plus contractual term divided by two), (3) expected volatility ranging from 96.77% to 98.41% based on the average historical volatility of comparable companies’ stock for those options issued before June 2026 and an expected volatility ranging from 165.51% to 165.94% based on the average historical volatility of the Company’s stock for those options issued in June 2026, (4) no expected dividends and (5) fair market value of the Company’s stock ranging from $1.50 to $2.86 per share.

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

As of September 30, 2026 the aggregate intrinsic value of options outstanding was $0.

The Company recognized share-based compensation expense related to stock options during the three and nine months ended September 30, 2026 and 2025, of $558,403 and $1,551,025 respectively, and $48,281 and $197,782 respectively. The unrecognized compensation expense for stock options at September 30, 2026 was $4,759,741.

Stock Options for Unregistered Securities

In addition to the stock options issued under the Plan, and in conjunction with the IPO, the Company granted non-qualified stock options to purchase 11,700 shares of Common Stock as provided for in the employment agreement of our former President, Richard Burch (the “President Options”). The President Options are exercisable within 10 years of the date of grant at $250.00 per share, were 100% vested at the grant date and have a remaining contractual term of 4.21 years. As of September 30, 2026, there was no unrecognized compensation expense related to these options as they were 100% vested upon issuance. The shares of Common Stock issuable upon exercise of the President Options will be unregistered, and the option agreement does not include any obligation on the part of the Company to register such shares of Common Stock. Consequently, the Company has not recognized a contingent liability associated with registering the securities for the arrangement. As of September 30, 2026, the aggregate intrinsic value of the President Options was $0.

Underwriters Warrants

In conjunction with the Offering in September 2022, the Company granted the Underwriter warrants to purchase 20,000 shares of Common Stock at an exercise price of $15.625 per share (the “Representative Warrants”), of which 855 warrants remain outstanding as of September 30, 2026. The Company accounted for the warrants as equity-based awards to a non-employee at the time of issuance. The Representative Warrants have a five-year contractual term and became 100% exercisable on March 18, 2023.

There were no warrant exercises for the nine months ended September 30, 2026 and 2025 and there is no unrecognized compensation expense for these awards as of September 30, 2026.

The table below sets forth the outstanding underwriters warrants to purchase common stock:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(Years)
Outstanding at December 31, 2025	855	$15.63	1.72
Granted	—	—	—
Outstanding at September 30, 2026	855	$15.63	0.97
Exercisable at September 30, 2026	855	$15.63	0.97

As of September 30, 2026, the aggregate intrinsic value of the underwriters warrants outstanding was $0.

15Income Taxes

As a result of the Combination discussed above, the Company acquired operations in Canada. The foreign loss before taxes and the deferred tax expense disclosed below relates to the Company’s new operations in Canada.

The Company maintains a full valuation allowance against its U.S. deferred tax assets to the extent realization is not considered more likely than not. Accordingly, no material tax benefit has been recognized for current-period U.S. operating losses.

The remaining net deferred tax liability primarily relates to the tax basis difference associated with the Company's remaining CRP indefinite-lived IPR&D asset.

The Company's effective tax rate differs from the U.S. federal statutory rate primarily as a result of the valuation allowance maintained against U.S. deferred tax assets and the discrete tax effect associated with the impairment of the CINP IPR&D asset.

For the three and nine months ended September 30, 2026 and 2025, the domestic and foreign components of net loss before income taxes are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
United States	$(4,837,253)	$(15,328,270)	$(14,492,362)	$(28,703,914)
Foreign	(46,528)	(417,782)	(9,387,143)	(1,583,752)
Loss before income taxes	$(4,883,781)	$(15,746,052)	$(23,879,505)	$(30,287,666)

The Company recorded a deferred tax benefit for the three and nine months ended September 30, 2026 of $839 and $2,480,340, respectively, and a deferred tax benefit of $1,436 and a deferred tax expense of $189,255 for the three and nine months ended September 30, 2025, respectively. When the Company recorded the IPR&D assets in connection with the Combination discussed above, the book-to-tax difference of the IPR&D assets created a deferred tax liability. Upon the recognition of the impairment of certain IPR&D assets, the

Company recognized a corresponding reduction in the deferred tax liability. The components of the deferred tax benefit (expense) are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Domestic	$—	$—	$—	$—
Foreign	839	1,436	2,480,340	(189,255)
	$839	$1,436	$2,480,340	$(189,255)

As of December 31, 2025, the Company had U.S. federal net operating loss carryforwards of approximately $45,410,000, which have an indefinite carryforward and Georgia and Florida state net operating loss carryforwards of approximately $58,689,000 and $1,750,000, respectively, which have a twenty-year carryforward and begin expiring in 2037. As of December 31, 2025, the Company had Canadian non-capital loss carryforwards of approximately $22,024,000, which have a twenty year carryforward and begin expiring in 2026 and Hong Kong tax loss carryforwards of approximately $58,026,000 which have no expiry. These net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code. The Company will need to perform a formal Section 382 study to determine how the equity transactions discussed above impact the limitation of the utilization of its net operating loss carryforwards.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q.  This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties.  For a discussion of the risks, uncertainties and assumptions associated with these statements, see Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2026 (the “2025 Annual Report on Form 10-K”), and Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q.  Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those discussed in the 2025 Annual Report on Form 10-K and in other filings with the SEC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements”, within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” or “would,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements, including the risks set forth in the 2025 Annual Report on Form 10-K. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain.

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

Overview

We are a development-stage biopharmaceutical company focused on developing first-in-class, non-opioid medicines to treat pain and neuropathic disorders. Dogwood’s research pipeline includes two first-in-class development candidates, Halneuron® and SP16 IV. Pain and neuropathy affect the majority of patients undergoing chemotherapy treatment with deleterious effects on patient quality of life and function and can result in patients lowering their dose or stopping their chemotherapy resulting from progression to moderate or severe forms of the illness. There are no FDA approved treatments for patients suffering from chemotherapy induced pain or neuropathy (“CINP”), highlighting a significant medical need for advancing new treatments to manage CINP.  Chronic pain medications approved by FDA to treat other forms of chronic pain have failed to exhibit consistent clinical benefits in eleven of twelve previous research trials, highlighting limitations of using other pain medications “off-label” to manage CINP symptoms.

Our priority pipeline drug candidates include:

●	Halneuron® - a voltage gated sodium channel inhibitor (NaV 1.7 modulation) presently in Phase 2b development to treat the chronic pain resulting from cancer chemotherapy, with potential to expand into non-neuropathic cancer pain and acute post-surgical pain. Halneuron® has demonstrated effectiveness in reducing both cancer related pain, as well as CINP in prior phase 2 clinical research, as well as an acceptable safety profile. Halneuron® has been granted FDA fast-track review designation as a treatment for CINP.
●	SP16 - a proprietary peptide drug that exhibits immunomodulatory and anti-inflammatory properties is poised to enter Phase 1b development to treat peripheral neuropathy resulting from cancer chemotherapy (“CIPN”). The neurotrophic effects of SP16, as demonstrated in preclinical research, appears to have potential neuroprotective effects by activating neurite survival and growth in the presence of paclitaxel, highlighting potential to preserve a patient’s full chemotherapy regimen rather than reducing or stopping their regimen altogether due to the debilitating effects of chemotherapy induced neuropathy.

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

In the first quarter of 2025, we commenced dosing of patients in the HAL-CINP-203 clinical trial in the United States. HAL-CINP-203 is a Phase 2b, double-blind, placebo controlled clinical trial intended to assess the efficacy and safety of Halneuron® in patients with moderate to severe neuropathic pain caused by previous platinum and/or taxane based cancer chemotherapy. The primary efficacy endpoint is the reduction in pain from baseline to week 4 in the weekly average of daily 24-hour recall pain intensity scores captured on an electronic diary and analyzed as a responder analysis.  The responder analysis will compare Halneuron® to placebo in terms of the proportion of patients who achieve 50% or more reduction in their pain from baseline to the primary endpoint. The secondary endpoints include patient global impression of change, PROMIS fatigue, PROMIS sleep, PROMIS-29, pain interference, hospital anxiety and depression scale and the neuropathic pain symptom inventory. In December 2025, we announced interim results from a planned interim assessment of the ongoing Halneuron® Phase 2b trial, the goal of which was to finalize the statistical methodology and the endpoint analysis to be used to determine Halneuron® safety and effectiveness as a treatment for CINP.  Key highlights from the first 97 patients completing the trial included Halneuron® demonstrating treatment effect versus placebo, with responders exhibiting durable treatment effects over the course of the four-week trial.  Notably, the overall drop out rate was 4.5% for this cohort and is far below the drop out rate observed with other FDA approved chronic pain medications, including duloxetine (20+%) and pregabalin (30-40%). Based on the recommendation of the independent statisticians conducting the assessment to slightly increase sample size from the planned 200, we chose to enroll 239 patients to maintain 80+% power, and will have top-line data from the trial available in November of 2026.

Following the interim analysis of HAL-CINP-203, a decision was made to add an open-label extension (“OLE”) option for patients who successfully completed the double-blinded study.  To simplify the changes in protocol related to the OLE addition, the double-blinded portion of the study is referred to as “Part 1”, and the new OLE protocol elements are referred to as “Part 2”.  The formal title of Part 2 is “HAL-CINP-203 Part 2: A 12-Week Open-Label Extension to Evaluate Safety and Efficacy of Halneuron® for the Treatment of Chemotherapy-Induced Neuropathic Pain Symptoms”.  Ninety-five patients completing Part 1 of the study were subsequently enrolled into Part 2, where they are eligible to receive an additional 12 weeks of open-label Halneuron® treatment, divided into 3 rounds of injections.  Final data from Part 2 of the study will be available in early 2027.

SP16 Chemotherapy Induced Peripheral Neuropathy Program (CIPN)

We licensed the rights to the IV formulation of SP16 for the treatment of CIPN in September 2025.  SP16 is a 17 amino acid peptide drug that has been designed to mimic the anti-inflammatory and immunomodulatory properties of Alpha-1 Antitrypsin, without the limitations seen with the much larger Alpha-1 Antitrypsin protein.  The initial Phase 1 evaluation of SP16’s safety when used to treat CIPN will be conducted by the University of Virginia Cancer Center under a National Cancer Institute (“NCI”) grant. We will be providing our clinical development expertise, but with the NCI funding the trial, we will incur no further expenses in connection with this initial evaluation of the safety of SP16 in cancer patients. Dogwood announced FDA acceptance of the Investigational New Drug (“IND”) application for SP16, administered intravenously (“IV”), for the treatment of CIPN. Patient dosing in the planned Phase 1b trial is projected to commence in the coming months.

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

Recent Developments

Subsequent to September 30, 2026, on October 19, 2026, the Company entered into a securities subscription agreement (the “Subscription Agreement”) with its largest shareholder, Sealbond Limited (“Sealbond”). Pursuant to the terms of the Subscription Agreement, the Company issued an aggregate of 4,098,360 shares of Common Stock at a price of $1.22 per share (the “October 2026 Offering”) for gross proceeds to the Company of approximately $5 million. No warrants or other derivative securities were included in the transaction. The transaction closed on October 26, 2026. In addition to the Subscription Agreement, the Company entered into a registration rights agreement with Sealbond, whereby the Company agreed to register the shares issued in the private placement within 15 days following the date of the registration agreement. Proceeds from this investment will enable the advancement of Phase 3 preparatory activities and extend operational runway through March 2027.

On October 30, 2026, the Company filed a Form S-3 Registration Statement for the resale of 4,098,360 shares of the Company's Common Stock for the Sealbond private placement. At the time of this filing, the registration statement had not been declared effective.

Results of Operations

Below is a summary of the results of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Operating expenses:	(Unaudited)		(Unaudited)
Research and development	$3,352,977	$14,521,342	$9,269,275	$19,528,283
General and administrative	1,576,219	1,287,783	5,608,915	4,633,883
IPR&D impairment	—	—	9,190,897	—
Total operating expenses	$4,929,196	$15,809,125	$24,069,087	$24,162,166

Three and Nine Months Ended September 30, 2026 and 2025

Research and Development Expenses

Research and development expenses decreased by $11.2 million and $10.3 million for the three and nine months ended September 30, 2026, respectively, compared to prior periods. The decrease of $11.2 million for the three months ended September 30, 2026 was primarily related to a decrease of acquired In-Process Research and Development (“IPR&D”) of $12.0 million related to the Serpin Licensing Agreement that took place in the third quarter of 2025 offset by an increase in HAL-CINP-203 clinical trial costs of $0.5 million, an increase in drug development and manufacturing costs of $0.2 million and an increase in salaries and related personnel costs of $0.1 million. The decrease of $10.3 million for the nine months ended September 30, 2026 was primarily related to a decrease in acquired IPR&D of $12.0 million related to the Serpin Licensing Agreement offset by an increase in HAL-CINP-203 clinical trial costs of $1.1 million, an increase in drug development and manufacturing costs of $0.3 million and an increase in salaries and related personnel costs of $0.3 million.

General and Administrative Expenses

General and administrative expenses increased by $0.3 million and $1.0 million for  three and nine months ended September 30, 2026, respectively, compared to prior periods. The increase of $0.3 million for the three months ended September 30, 2026 was primarily related to an increase in salaries and related personnel costs of $0.4 million offset by a decrease in legal and accounting fees of $0.1 million. The increase of $1.0 million for the nine months ended September 30, 2026 was primarily due to an increase in salaries and related personnel costs of $1.2 million offset by a decrease in legal and accounting fees of $0.1 million and a decrease in public company costs of $0.1 million.

Impairment of Long-lived Assets

In connection with our acquisition of Pharmagesic (Holdings) Inc., we allocated a portion of the purchase price to goodwill and IPR&D intangible assets. During the first half of 2026, we identified impairment indicators related to our goodwill and IPR&D assets, primarily due to a sustained decline in market capitalization. Following quantitative impairment assessments, we recorded a non-cash IPR&D impairment charge of $9.2 million during the nine months ended September 30, 2026. No impairment charge was recorded during the three months ended September 30, 2026. After considering the related deferred tax benefit of $2.5 million, the net year-to-date impairment charge was approximately $6.7 million. The impairment charge had no impact on the Company's cash balances, liquidity, or cash runway. There was no impairment charge for the three and nine months ended September 30, 2025.

Liquidity and Capital Resources

Since our inception, we have financed our operations through public offerings of common stock and proceeds from private placements of membership interests and convertible promissory notes. To date, we have not generated any revenue from the sale of products and we do not anticipate generating any revenue from the sales of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of September 30, 2026, our principal source of liquidity was our cash, which totaled $4.9 million. Cash on hand of $4.9 million along with the proceeds of approximately $5.0 million received from the October 2026 Offering is expected to fund operations through March of 2027.

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

Equity Financings

Subsequent to September 30, 2026, in October 2026, we closed the October 2026 Offering, which consisted of a private placement of 4,098,360 shares of our Common Stock to our largest shareholder at a price of $1.22 per share. Proceeds from the offering were approximately $5 million.

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

Debt Financings

There were no debt financings during the nine months ended September 30, 2026. On February 18, 2025, we received $3,000,000 in loan proceeds pursuant to the Loan Agreement dated October 7, 2024 with the Lender. In March 2025, the Company entered into a Debt Exchange and Cancellation Agreement (the “Exchange and Cancellation Agreement”) with the Lender. Pursuant to the Exchange and Cancellation Agreement, the principal amount of all loans made to the Company under the Loan Agreement, along with accrued interest through March 12, 2025, was deemed repaid and all of the Company’s obligations satisfied in full and cancelled in exchange for 284.2638 shares of the Company’s Series A-1 Non-Voting Convertible Preferred Stock, par value $0.0001 per share. There was no debt outstanding at September 30, 2026 and December 31, 2025.

Future Capital Requirements

We anticipate our cash on hand at September 30, 2026 of approximately $4.9 million plus the cash received from the October 2026 Offering of $5 million will fund operations through the first quarter of 2027. The Company will need to secure additional financing to fund its ongoing clinical trials and operations beyond the first quarter of 2027 to continue to execute its strategy. We will need to finance our cash needs through public or private equity offerings, debt financings, collaboration and licensing arrangements or other financing alternatives. To the extent that we raise additional funds by issuing equity or equity-linked securities, our shareholders will experience dilution. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs. As a result, substantial doubt exists regarding our ability to continue as a going concern 12 months from the issuance of this Quarterly Report on Form 10-Q. Failure to secure the necessary financing in a timely manner and on favorable terms could have a material adverse effect on the Company’s strategy and value and could require the delay of product development and clinical trial plans.

Summary of Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2026 and 2025, respectively:

	Nine Months Ended
	September 30,
	2026	2025

	(Unaudited)
Statement of Cash Flows Data:
Net cash (used in) provided by:
Operating activities	$(12,834,643)	$(11,981,464)
Financing activities	11,291,398	7,252,245
Decrease in cash	$(1,543,245)	$(4,729,219)

Cash Flows for the Nine Months Ended September 30, 2026 and 2025

Operating Activities

For the nine months ended September 30, 2026, net cash used in operations was $12.8 million and consisted of a net loss of $21.4 million offset by a net change in operating assets and liabilities of $0.2 million attributable to a decrease in prepaid expenses and other current assets of $1.0 million offset by a decrease in accrued liabilities of $0.2 million and a decrease in accounts payable of $0.6 million further offset by non-cash items of $8.4 million attributable to the IPR&D impairment of $9.2 million, share-based compensation of $1.6 million and reduction in the carrying amount of right-of-use asset and loss on foreign exchange of $0.1 million offset by a deferred tax benefit related to the IPR&D impairment of $2.5 million.

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

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2026 was $11.3 million and was attributable to gross proceeds from our concurrent registered direct and private placement offering in January 2026 of $12.5 million, net of placement fees and offering costs paid by us during the nine months ended September 30, 2026 of $1.1 million and the payment of issuance costs associated with the equity distribution agreement that was terminated in January 2026 of $0.1 million.

Net cash provided by financing activities during the nine months ended September 30, 2025 was $7.3 million and was attributable to cash proceeds from the Loan Agreement of $3.0 million and gross proceeds from our registered direct offering in March 2025 of $4.8 million, net of placement agent fees and offering costs paid by us during the nine months ended September 30, 2025 of $0.5 million.

Off-Balance Sheet Arrangements

As of September 30, 2026, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Discussion of Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the nine months ended September 30, 2026, there were no significant changes to our critical accounting policies from those described in our annual financial statements for the year ended December 31, 2025, which we included in our 2025 Annual Report on Form 10-K.

Assessment of Indefinite-Lived Intangible Assets and Goodwill

The Company’s most recent impairment assessment, performed as of September 30, 2026, concluded that the remaining IPR&D asset and goodwill were not impaired. If the Company’s market capitalization continues to decline, the Company’s remaining IPR&D asset and goodwill may be at risk of future impairment. Events that could cause management to conclude that fair value has declined below carrying value, and that could result in a material impairment charge in a future period, include but are not limited to, (i) a sustained decline in the Company's stock price or market capitalization, including declines in average market capitalization measures over extended periods; (ii) increases in discount rates resulting from changes in market conditions, interest rates or company-specific risk factors; (iii) changes in assumptions regarding control premiums or other valuation inputs; (iv) adverse clinical trial results, including the anticipated fourth-quarter 2026 CINP data readout; (v) delays in, or failure to obtain, regulatory approval; (vi) unfavorable changes in projected cash flows, development costs or commercialization assumptions; and (vii) the emergence of competing therapies or changes in the standard of care for chemotherapy-induced neuropathic pain. If one or more of these events occur, the Company could be required to recognize additional material non-cash impairment charges in future periods.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the nine months ended September 30, 2026, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: November 6, 2026

DOGWOOD THERAPEUTICS, INC.

By:	/s/ Greg Duncan
Name:	Greg Duncan
Title:	Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Angela Walsh
Name:	Angela Walsh
Title:	Chief Financial Officer, Corporate Secretary and Treasurer
(Principal Financial and Accounting Officer)